Form 10-Q
period 1996-09-28
PROSOURCE INC
filed 1996-12-23
CIK 946763

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 28, 1996

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from __________________ to __________________

                         Commission File Number 0-21677

                                 PROSOURCE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        65-0335019
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

              550 Biltmore Way, 10th Floor, Coral Gables, FL 33134
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code: (305)529-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ( X  )          No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 20, 1996

Class A Common Stock, $.01 par value                     3,400,000 shares
Class B Common Stock, $.01 par value                     5,966,356 shares

                                        ProSource, Inc.

                                             Index

                                                                                        Page
                                                                                        Number
                                                                                        ------

Part I  Financial Information

        Item 1 Financial Statements

                      Consolidated Balance Sheets
                        as of December 30, 1995 and September 28, 1996 ......................1

                      Consolidated Statements of Operations
                        for the periods ended September 30, 1995 and
                        September 28, 1996...................................................2

                      Consolidated Statements of Cash Flows
                        for the periods ended September 30, 1995 and
                        September 28, 1996...................................................3

                      Notes to Consolidated Financial Statements ............................4

        Item 2 Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .............................................6

Part II Other Information

        Item 1 Legal Proceedings............................................................12

        Item 2 Changes in Securities........................................................12

        Item 3 Defaults Upon Senior Securities..............................................12

        Item 4 Submission of Matters to a Vote of Security Holders..........................12

        Item 5 Other Information............................................................12

        Item 6 Exhibits and Reports on Form 8-K.............................................12

PART I.  Financial Information

         Item 1.  Financial Statements

                                 ProSource, Inc.
                           Consolidated Balance Sheets
                    December 30, 1995 and September 28, 1996
                             (Dollars in thousands)


                                                                  December 30,  September 28,
                                                                      1995          1996
                                                                  ------------  -------------
                                                                                 (Unaudited)
                                            Assets

Current assets:
        Cash and cash equivalents                                   $   2,325    $   3,179
        Accounts receivable, net                                      230,089      200,584
        Inventories                                                   140,432      131,816
        Deferred income taxes, net                                      4,298       10,958
        Prepaid expenses and other current assets                      10,736       10,552
                                                                    ---------    ---------
               Total current assets                                   387,880      357,089

        Property and equipment, net                                    52,507       44,131
        Intangible assets, net                                         36,450       42,635
        Deferred income taxes, net                                      3,901       11,727
        Other assets                                                    8,435       10,342
                                                                    ---------    ---------
               Total assets                                         $ 489,173    $ 465,924
                                                                    =========    =========


                             Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                            $ 242,645    $ 211,636
        Accrued liabilities                                            27,819       34,052
        Current portion of long-term senior debt                        1,500        1,500
                                                                    ---------    ---------
               Total current liabilities                              271,964      247,188

        Long-term senior debt, less current portion                   132,011      139,183
        Subordinated notes payable to Onex                             19,791       18,754
        Other subordinated notes payable                                9,918       10,544
        Other noncurrent liabilities                                    6,068       16,203
                                                                    ---------    ---------
               Total liabilities                                      439,752      431,872
                                                                    ---------    ---------

Commitments and Contingencies
Stockholders' equity:
        Preferred stock, $.01 par value                                  --           --
        Class A Common Stock, $.01 par value                             --           --
        Class B Common Stock, $.01 par value                               52           53
        Additional paid-in capital                                     51,838       53,079
        Accumulated deficit                                            (2,540)     (19,139)
        Accumulated foreign currency translation adjustments               71           59
                                                                    ---------    ---------
               Total stockholders' equity                              49,421       34,052
                                                                    ---------    ---------

               Total liabilities and stockholders' equity           $ 489,173    $ 465,924
                                                                    =========    =========

                 See accompanying notes to consolidated financial statements.

                               ProSource, Inc.
                    Consolidated Statements of Operations
       For the periods ended September 30, 1995 and September 28, 1996
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                         Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                      ----------------------------  ----------------------------
                                      September 30,  September 28,  September 30,  September 28,
                                          1995           1996            1995           1996
                                      -------------  -------------  -------------  -------------
Net sales                              $ 1,008,146    $ 1,053,537    $ 2,455,906    $ 3,068,010
Cost of sales                              929,808        972,762      2,262,747      2,832,161
                                       -----------    -----------    -----------    -----------

    Gross profit                            78,338         80,775        193,159        235,849

Operating expenses                          75,029         75,020        185,720        224,778
Loss on impairment of
  long-lived assets                           --             --             --           15,733
Restructuring charges                          174           --              242         10,866
                                       -----------    -----------    -----------    -----------

    Earnings (loss) from operations          3,135          5,755          7,197        (15,528)

Interest expense                            (3,933)        (3,789)       (10,714)       (11,941)
Interest income                                403            398            934          1,264
                                       -----------    -----------    -----------    -----------

    Earnings (loss) before income
      taxes and extraordinary charge          (395)         2,364         (2,583)       (26,205)

Income tax (provision) benefit                (339)        (1,007)           625          9,605
                                       -----------    -----------    -----------    -----------

    Earnings (loss) before
      extraordinary charge                    (734)         1,357         (1,958)       (16,600)

Extraordinary charge, net of income
   tax benefit of $502 in 1995                --             --              772           --
                                       -----------    -----------    -----------    -----------

    Net earnings (loss)                $      (734)   $     1,357    $    (2,730)   $   (16,600)
                                       ===========    ===========    ===========    ===========


Net earnings (loss) per share:
  Loss before extraordinary charge     $      --      $      --      $     (0.18)   $      --
                                       -----------    -----------    -----------    -----------
  Net earnings (loss)                  $     (0.14)   $      0.25    $     (0.64)   $     (3.13)
                                       ===========    ===========    ===========    ===========

Average outstanding shares used
 in calculation (in thousands)               5,228          5,355          4,234          5,304
                                       ===========    ===========    ===========    ===========


                 See accompanying notes to consolidated financial statements.

                                 ProSource, Inc.
                      Consolidated Statements of Cash Flows
                    For the periods ended September 30, 1995
                             and September 28, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Thirty-Nine Weeks Ended
                                                                                     September 30,       September 28,
                                                                                          1995                1996
                                                                                     ---------------------------------

Cash flows from operating activities:
    Net loss                                                                          $  (2,730)           $ (16,600)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                           5,514                5,298
        Amortization of intangible assets and deferred debt issuance costs                3,659                2,847
        Bad debt expense                                                                  1,180                1,352
        Write-off of deferred loan fees                                                   1,274                 --
        Loss on impairment of long-lived assets                                            --                 15,733
        Deferred income taxes (benefit)                                                  (5,232)              (9,757)
        Gain on sale of property and equipment                                              (53)                --
        Changes in operating assets and liabilities, net of effects of companies purchased:
          Decrease in accounts receivable                                                24,041               28,153
          Decrease in inventories                                                        15,743                8,616
          Increase in prepaid expenses and other current assets                          (2,233)              (2,565)
          (Increase) decrease in other assets                                               409              (12,848)
          Decrease in accounts payable                                                   (9,942)             (31,009)
          Increase in accrued liabilities                                                 7,148                6,233
          Increase in other noncurrent liabilities                                          584               10,135
                                                                                      ---------            ---------
          Net cash provided by operating activities                                      39,362                5,588
                                                                                      ---------            ---------

Cash flows from investing activities:
    Capital expenditures                                                                 (3,361)
    Proceeds from sale of property and equipment                                            121                 --
    Payment for purchase of net assets acquired                                        (173,121)                --
                                                                                      ---------            ---------
          Net cash used in investing activities                                        (176,361)             (12,725)
                                                                                      ---------            ---------

Cash flows from financing activities:
    Repayments of long-term debt to Onex                                                 (2,085)                (615)
    Repayments of long-term debt to others                                              (14,742)              (1,550)
    Borrowings on long-term debt to Onex                                                 18,688                  378
    Borrowings on long-term debt to others                                              106,725                8,548
    Proceeds from issuance of common stock to Onex                                       26,500                  800
    Proceeds from issuance of common stock to others                                      2,085                  615
    Payments to acquire and retire treasury stock                                          (212)                (173)
                                                                                      ---------            ---------
          Net cash provided by financing activities                                     136,959                8,003
                                                                                      ---------            ---------

Effect of exchange rate changes on cash                                                    --                    (12)
        Net increase (decrease) in cash and cash equivalents                                (40)                 854
Cash and cash equivalents at beginning of period                                          1,151                2,325
                                                                                      ---------            ---------
Cash and cash equivalents at end of period                                            $   1,111            $   3,179
                                                                                      =========            =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest to Onex                                                              $      41            $   1,904
                                                                                      =========            =========

        Interest to Others                                                            $   7,957            $   9,713
                                                                                      =========            =========

        Income taxes, net of refunds                                                  $      87            $     134
                                                                                      =========            =========


          See accompanying notes to consolidated financial statements.

                                 ProSource, Inc.
                   Notes to Consolidated Financial Statements


(1) Description of Business

     ProSource, Inc. (the "Parent") and its subsidiaries (collectively, the "Company") are engaged in the foodservice distribution business, specializing in limited-menu quick service and casual dining restaurant customers, primarily operating in the United States. The Company distributes to approximately 14,700 restaurants consisting primarily of Burger King, Arby's, Long John Silver's, Sonic, Chick-fil-A, Wendy's, Red Lobster, Olive Garden, TGI Friday's, Chili's and TCBY restaurant concepts.

     The Parent operates through three subsidiaries, ProSource Services Corporation ("PSC"), ProSource Distribution Services Limited ("ProSource Canada") and BroMar Services, Inc. ("BroMar"). PSC commenced operations in July 1992. The consolidated financial statements include the results of the operations of PSC from its inception and the results of operations of ProSource Canada and BroMar (both of which were acquired by the Company on March 31, 1995 as part of the acquisition of the National Accounts Division ("NAD") of The Martin-Brower Company ("Martin-Brower")), since the date of acquisition. The Company is a subsidiary of Onex Corporation (collectively with its affiliates, "Onex"), a company traded on the Toronto and Montreal stock exchanges.

     The Company operates on a 52-to-53-week accounting year ending on the last Saturday of each calendar year.

(2) Interim Financial Information

     The unaudited consolidated balance sheet as of September 28, 1996, and the unaudited consolidated statements of operations for the periods ended September 30, 1995 and September 28, 1996 and the unaudited consolidated statements of cash flows for the thirty-nine weeks ended September 30, 1995 and September 28, 1996 include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. Operating results for the thirteen and thirty-nine weeks ended September 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1996. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-11499).

     The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(3) Stockholders' Equity

     In November 1996, the Company changed its capital structure to 10,000,000 authorized shares of $.01 par value preferred stock, 50,000,000 authorized shares of $.01 par value Class A Common Stock and 10,000,000 authorized shares of $.01 par value Class B Common Stock, and all of the Company's then outstanding shares of common stock were converted into Class B Common Stock. The Company's Board of Directors also declared a 100-to-1 stock split. The Company's additional paid-in capital account and the Class B Common Stock account have been restated to retroactively reflect these actions.

(4) Initial Public Offering

     On November 15, 1996, the Company completed the issuance of 3,400,000 shares of Class A Common Stock (at a price of $14 per share) through an initial public offering, resulting in net proceeds to the Company of approximately $43.5 million, after deducting underwriting discounts and commissions and other offering costs. The net proceeds of the offering were used to prepay $25.3 million in outstanding indebtedness under subordinated notes payable and repay $18.2 million of outstanding indebtedness under the Company's revolving credit facility.

In connection with the initial public offering Onex converted $3.8 million of principal and accrued interest under a convertible subordinated note into 379,242 shares of Class B Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales.


                                                        Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                   ------------------------------      ------------------------------
                                                   September 30,     September 28,     September 30,     September 28,
                                                       1995              1996              1995              1996
                                                   -------------     -------------     -------------------------------
Net sales                                             100.00%           100.00%           100.00%           100.00%
Cost of sales                                          92.23             92.33             92.14             92.31
                                                      ------            ------            ------            ------
    Gross profit                                        7.77              7.67              7.86              7.69
Operating expenses                                      7.44              7.12              7.56              7.33
Loss on impairment of long-lived assets                 --               --                --                 0.51
Restructuring charges                                   0.02             --                 0.01              0.35
                                                      ------            ------            ------            ------
    Earnings (loss) from operations                     0.31              0.55              0.29             (0.50)
Interest expense, net                                  (0.35)            (0.32)            (0.40)            (0.35)
                                                      ------            ------            ------            ------
    Earnings (loss) before income taxes
      and extraordinary charge                         (0.04)             0.23             (0.11)            (0.85)
Income tax (provision) benefit                         (0.03)            (0.10)             0.03              0.31
                                                      ------            ------            ------            ------
    Earnings (loss) before extraordinary
      charge                                           (0.07)             0.13             (0.08)            (0.54)
Extraordinary charge, net                              --                --                (0.03)             --
                                                      ------            ------            ------            ------
    Net earnings (loss)                                (0.07)%            0.13%            (0.11)%           (0.54)%
                                                      ======            ======            ======            ======

Three Months Ended September 28, 1996 Compared to Three Months Ended September 30, 1995

     Net sales increased 4.5% to $1,053.5 million in the three month (13 weeks) fiscal period ended September 28, 1996 (the "1996 third quarter") from $1,008.1 million in the three month (13 weeks) fiscal period ended September 30, 1995 (the "1995 third quarter"). The increase in net sales is primarily attributable to increased sales volume at existing restaurants.

     Gross profit increased 3.1% to $80.8 million in the 1996 third quarter period compared to $78.3 million in the 1995 third quarter period due to the increase in net sales. As a percentage, gross profit decreased from 7.8% to 7.7% due to changes in the mix of sales to customers.

     Operating expenses were essentially unchanged in the 1996 third quarter period compared to the 1995 third quarter period. Due to the increase in net sales, operating expenses declined to 7.1% in the 1996 third quarter period from 7.4% in the 1995 third quarter period.

     Earnings from operations increased 87.1% to $5.8 million in the 1996 third quarter period from $3.1 million in the 1995 third quarter period. The improvements in earnings from operations in the third quarter reflects the higher gross profit without a corresponding increase in operating expenses, primarily reflecting a favorable impact of the Company's continuing focus on operating efficiencies.

     Net interest expense decreased 3.9% to $3.4 million in the 1996 third quarter period from $3.5 million in the 1995 third quarter period. Net interest expense as a percentage of net sales decreased 8.6% from 0.35% to 0.32%. The decrease in net interest expense was as a result of improved net operating asset turnover.

     The income tax provision for the 1996 third quarter period increased $0.7 million over the provision for the 1995 third quarter period. The increase in the tax provision was attributable to the Company's greater pre-tax income in the 1996 third quarter period. The effective rate of the Company's income tax provision (expressed as a percentage of pre-tax earnings or loss) was 42.6% for the 1996 third quarter period. The income tax provision for the 1995 third quarter period includes adjustments necessary to reflect the annual effective rate anticipated for fiscal 1995.

Nine Months Ended September 28, 1996 Compared to Nine Months Ended September 30, 1995

     Net sales increased 24.9% to $3,068.0 million in the nine month (thirty-nine weeks) fiscal period ended September 28, 1996 ("1996 fiscal period") from $2,455.9 million in the nine month (thirty-nine weeks) fiscal period ended September 30, 1995 (the "1995 fiscal period"). The increase in net sales is primarily attributable to the acquisition of NAD on March 31, 1995. Net sales increased 2.7% in the 1996 fiscal period when compared to net sales for the 1995 fiscal period presented on a pro forma basis, as adjusted to give effect to the acquisition of NAD as if such acquisition had occurred on January 1, 1995. This increase in net sales is due to increased sales to customers as a result of the addition of new restaurants and increased sales volume at existing restaurants.

     Gross profit increased 22.1% to $235.8 million in the 1996 fiscal period compared to $193.2 million in the 1995 fiscal period primarily due to the increase in net sales. The gross profit percentage decreased to 7.7% in the 1996 fiscal period compared to 7.9% in the 1995 fiscal period. The gross profit percentage decrease is primarily attributable to the higher cost of the product mix purchased by customers added through the acquisition of NAD (which customers had a 6.9% gross profit margin for the 1996 fiscal period) and, to a lesser extent, negotiation of new contracts with certain NAD customers which resulted in lower distribution fees. In most cases, in consideration for the decrease in distribution fees, the Company was able to secure a longer term contract and the right to provide in-bound transportation and/or purchasing services for such customers.

     Operating expenses increased 21.0% to $224.8 million in the 1996 fiscal period from $185.7 million in the 1995 fiscal period primarily due to the increase in net sales. As a percentage of net sales, operating expenses declined to 7.3% in the 1996 fiscal period from 7.6% in the 1995 fiscal period. This decrease is primarily a result of the acquisition of NAD, which has a product mix with a higher unit sales value.

     Losses from operations in the 1996 fiscal period were $15.5 million (as compared to earnings from operations of $7.2 million in the 1995 fiscal period), as a result of restructuring charges of $10.9 million and a loss on impairment in value of long-lived assets of $15.7 million. Both the restructuring charges and impairment losses are related to a plan to consolidate and integrate the Company's corporate and network operations following the NAD acquisition. Of the restructuring charges, approximately $7.9 million relates to the termination of existing facility leases, $1.2 million represents costs to be incurred after cessation of operations in the closed facilities and $1.8 million represents all other costs. The application of Statement of Financial Accounting Standards No. 121, which became effective on January 1, 1996 and requires that long-lived assets be reviewed for impairment (measured based on the fair value of the assets), required the Company to recognize a loss of approximately $7.3 million on land and owned buildings and $4.3 million on furniture and equipment and leasehold improvements it intends to hold and use through the completion of the plan and $4.1 million of capitalized software costs which do not meet the long-term information technology strategy of the Company. Earnings from operations excluding restructuring charges and impairment losses were $11.1 million in the 1996 fiscal period compared to $7.4 million in the 1995 fiscal period.

     Net interest expense increased 9.2% to $10.7 million in the 1996 fiscal period from $9.8 million in the 1995 fiscal period, primarily attributable to the additional borrowings associated with the acquisition of NAD. Net interest expense as a percentage of net sales decreased 12.5% from 0.40% to 0.35% as a result of improved net operating asset turnover.

     The income tax benefit for the 1996 fiscal period increased $9.0 million over the benefit for the 1995 fiscal period. The increase in the tax benefit was attributable to the Company's greater pre-tax loss in the 1996 fiscal period. The effective rates of the Company's income tax benefit (expressed as a percentage of pre-tax loss) were 36.7% for the 1996 fiscal period and 24.2% for the 1995 fiscal period, which reflect the anticipated annual effective rates for the respective fiscal years.

     The extraordinary charge in the 1995 fiscal period represents the write-off of unamortized deferred debt issuance costs of $1.3 million, net of the related tax benefit of $0.5 million, associated with debt that was refinanced as a result of the NAD acquisition.

Liquidity and Capital Resources

     The Company historically has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facilities, operating leases and normal vendor trade credit terms. The Company's cash flow from operations was $5.6 million in the 1996 fiscal period and $39.4 million in the 1995 fiscal period. The significant cash flow in 1995 was attributable to the one time benefit of acquiring assets without assuming certain corresponding operating liabilities in connection with the acquisition of NAD.

     Cash used in investing activities was $12.7 million in the 1996 fiscal period, all of which related to capital expenditures, primarily for cart delivery equipment and computer systems upgrades. The Company anticipates capital expenditures of approximately $15 to $20 million in each of the next three to five years in connection with the implementation of its new distribution network, including the expansion of warehousing facilities to accommodate expected growth, continued investment in computer systems and the further deployment of cart deliveries. However, there can be no assurance that these capital projects will be completed within the time projected or that the capital expenditures will not be higher than currently anticipated. The Company intends to finance such capital expenditures with cash provided from operations, borrowings under its credit facility and through operating leases. Cash used in investing activities was $176.4 million in the 1995 fiscal period, primarily to fund the NAD acquisition for $170.3 million and capital expenditures of $3.4 million (primarily for cart delivery equipment and computer systems upgrades).

     The Company's financing activities include borrowings under, and refinancing of various credit facilities and the issuance of equity securities and subordinated notes principally to finance acquisitions. The Company's financing activities resulted in net cash provided by financing activities of $8.0 million in the 1996 fiscal period and net cash provided by financing activities of $136.9 million in the 1995 fiscal period. In March 1995, the Company entered into a $240 million loan agreement with NationsBank of Georgia, N.A. and certain other financial institutions. Such agreement provides for a revolving credit facility of up to $210 million and term loans aggregating $30 million. Such facility and term loans were used to finance the acquisition of NAD and refinance certain of the Company's outstanding indebtedness. Availability under the revolving credit facility may also be used to fund the Company's working capital requirements. As of September 28, 1996, there was an aggregate of $140.7 million outstanding under such loan agreement. The loan agreement terminates on March 31, 2000 and, for most of the 1996 fiscal period, the revolving credit facility and term loans bore interest at prime plus 0.5% or the Eurodollar borrowing rate plus 2.75%. Effective September 1, 1996, the interest rate on such borrowings was reduced to the Eurodollar borrowing rate plus 2.00%. The revolving credit facility and term loans are secured by a lien on substantially all of the Company's assets. In addition, the loan agreement contains restrictions on, among other things, the Company's ability to pay dividends, prepay subordinated indebtedness, dispose of assets, make future capital expenditures and investments and make loans and other financial accommodations to affiliates, as well as the flow of funds from the Company's subsidiaries to the parent company.

     On November 15, 1996 the Company completed an initial public offering of 3,400,000 shares of its Class A Common Stock. The net proceeds of the offering of $43.5 million were used to prepay $25.3 million in outstanding indebtedness under subordinated notes payable and repay $18.2 million of outstanding indebtedness under the Company's revolving credit facility. The reduction of outstanding indebtedness with the proceeds of the offering will result in a reduction of interest expense.

     The Company is in discussions with several bank groups to refinance its revolving credit facility and term loans with new bank financing and an asset-backed securitization facility. Based on proposals received by the Company, the Company believes that interest on the remaining outstanding amounts could be reduced by 100-200 basis points by such refinancing. To the extent the Company replaces its revolving credit facility, it expects to incur a pre-tax extraordinary charge in the fourth quarter of 1996 of up to $10.0 million associated with prepayment penalties of approximately $4.0 million and write-off of the deferred financing costs. The Company believes a new credit facility will also provide more flexibility in managing the Company's working capital requirements. There can be no assurance that the Company will be successful in refinancing its outstanding credit facility and term loans or consummating an asset-backed securitization on terms currently anticipated or on terms that the Company would find acceptable.

     The Company will incur certain other non-recurring (pre-tax) charges to operations in the fourth quarter of 1996 in connection with the offering. These charges are summarized as follows:

     o A non-cash charge of $1.2 million to record the effect of an amendment to the Company's amended Management Option Plan (1995) prior to the offering under which unvested options will vest according to a specified time schedule. Such charge was equal to the aggregate difference between the initial public offering price of the Class A Common Stock and the exercise price for such options. This $1.2 million will be reflected as a charge to operations with a corresponding increase in additional paid-in capital.

     o A charge of $1.3 million for the termination of a consulting agreement between the Company and certain former owners of Valley Food Services, Inc., which agreement was due to expire on March 28, 1998.

     o The issuance to Onex of $4.0 million in Class B Common Stock valued at the initial public offering price in exchange for the agreement of Onex to relinquish its right to receive an annual fee, payable in cash, for management services rendered to the Company. This $4.0 million will be reflected as a charge to operations with a corresponding increase in Common Stock and additional paid-in capital.

     The Company believes that the combination of proceeds received from the offering, cash flow generated from operations and borrowings available under its current credit facility (or any refinancing thereof) are sufficient to satisfy its anticipated working capital needs for at least 12 months. Management may determine that it is necessary or desirable to obtain financing for growth through additional bank borrowings or the issuance of new debt or equity securities. The Company is a holding company with no independent operations or assets other than investment in its operating subsidiaries, and, as such, it is dependent on its operating subsidiaries to obtain cash flow. The Company's loan agreement includes certain restrictive covenants which limit the flow of funds from the Company's subsidiaries to the parent company. Such covenants are not expected to have a material effect on the ability of the parent to meet its cash obligations.

PART II.       Other Information

Item 1. Legal Proceedings

               None

Item 2. Changes in Securities

               None

Item 3. Defaults Upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               None

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     11.1  Computation of Earnings Per Share

                     27.1  Financial Data Schedule

               (b)   Reports on Form 8-K

                   No current report on Form 8-K was filed by the Company during the fiscal quarter ended September 28, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ProSource, Inc.


Date: December 20, 1996      /s/ William F. Evans
                             -------------------------------------------------
                             William F. Evans
                             Executive Vice President, Chief Financial Officer



Date: December 20, 1996      /s/ Marcelino Iturrey
                             -------------------------------------------------
                             Marcelino Iturrey
                             Vice President-Controller, Chief Accounting Officer