Form 10-Q/A
period 1996-09-28
PROSOURCE INC
filed 1997-01-15
CIK 946763

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q/A


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

     This Report on Form 10-Q/A is being filed to amend and restate in its entirety the quarterly report on Form 10-Q for the quarterly period ended September 28, 1996, which was filed by the Company on December 23, 1996.





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

                                 ProSource, Inc.
                      Consolidated Statements of Cash Flows
                    For the periods ended September 30, 1995
                             and September 28, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Thirty-Nine Weeks Ended
                                                                                     September 30,       September 28,
                                                                                          1995                1996
                                                                                     ---------------------------------

Cash flows from operating activities:
    Net loss                                                                          $  (2,730)           $ (16,600)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                           5,514                5,298
        Amortization of intangible assets and deferred debt issuance costs                3,659                2,847
        Bad debt expense                                                                  1,180                1,352
        Write-off of deferred loan fees                                                   1,274                 --
        Loss on impairment of long-lived assets                                            --                 15,733
        Deferred income taxes (benefit)                                                  (5,232)              (9,757)
        Gain on sale of property and equipment                                              (53)                --
        Changes in operating assets and liabilities, net of effects of companies purchased:
          Decrease in accounts receivable                                                24,041               28,153
          Decrease in inventories                                                        15,743                8,616
          Increase in prepaid expenses and other current assets                          (2,233)              (2,565)
          (Increase) decrease in other assets                                               409              (12,848)
          Decrease in accounts payable                                                   (9,942)             (31,009)
          Increase in accrued liabilities                                                 7,148                6,233
          Increase in other noncurrent liabilities                                          584               10,135
                                                                                      ---------            ---------
          Net cash provided by operating activities                                      39,362                5,588
                                                                                      ---------            ---------

Cash flows from investing activities:
    Capital expenditures                                                                 (3,361)             (12,725)
    Proceeds from sale of property and equipment                                            121                 --
    Payment for purchase of net assets acquired                                        (173,121)                --
                                                                                      ---------            ---------
          Net cash used in investing activities                                        (176,361)             (12,725)
                                                                                      ---------            ---------

Cash flows from financing activities:
    Repayments of long-term debt to Onex                                                 (2,085)                (615)
    Repayments of long-term debt to others                                              (14,742)              (1,550)
    Borrowings on long-term debt to Onex                                                 18,688                  378
    Borrowings on long-term debt to others                                              106,725                8,548
    Proceeds from issuance of common stock to Onex                                       26,500                  800
    Proceeds from issuance of common stock to others                                      2,085                  615
    Payments to acquire and retire treasury stock                                          (212)                (173)
                                                                                      ---------            ---------
          Net cash provided by financing activities                                     136,959                8,003
                                                                                      ---------            ---------

Effect of exchange rate changes on cash                                                    --                    (12)
        Net increase (decrease) in cash and cash equivalents                                (40)                 854
Cash and cash equivalents at beginning of period                                          1,151                2,325
                                                                                      ---------            ---------
Cash and cash equivalents at end of period                                            $   1,111            $   3,179
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


                             ProSource, Inc.


Date: January 15, 1997      /s/ William F. Evans
                             -------------------------------------------------
                             William F. Evans
                             Executive Vice President, Chief Financial Officer



Date: January 15, 1997      /s/ Marcelino Iturrey
                             -------------------------------------------------
                             Marcelino Iturrey
                             Vice President-Controller, Chief Accounting Officer