Form 10-K405
period 1996-12-28
PROSOURCE INC
filed 1997-03-28
CIK 946763

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 28, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From _______________ to
     _______________.

                         Commission file number 0-21677

                                 PROSOURCE, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                  65-0335019
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              1500 San Remo Avenue
                           Coral Gables, Florida 33146
                    (Address of principal executive offices)

                                 (305) 740-1000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X    No
            ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 1997 was approximately $35,482,125. The market value calculation was determined using the closing sale price of the Registrant's Class A Common Stock on February 28, 1997, as reported on the Nasdaq National Market.

At February 28, 1997, the registrant had outstanding 3,400,000 shares of Class A Common Stock and 5,930,856 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


PART OF FORM 10-K   DOCUMENTS FROM WHICH PORTIONS ARE INCORPORATED BY REFERENCE
-----------------   -----------------------------------------------------------

Part II Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 28, 1996 are incorporated by reference into Items 6, 7 and 8.

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Stockholders to be held on April 29, 1997 are incorporated by reference into Items 10, 11, 12 and 13.

Part IV Portions of the Registrant's Registration Statement on Securities and Exchange Commission Form S-1 (registration no. 333-11499) are incorporated by reference into Item 14.

                                     PART I

ITEM 1. BUSINESS.

     ProSource, Inc. ("ProSource" or the "Company") is the nation's leading independent foodservice distributor specializing in distribution to chain restaurants and is one of the largest foodservice distributors in the United States. The Company distributes a wide variety of items, including fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and pre-processed produce, beverages, dairy products, paper goods and cleaning and other supplies. The Company specializes in providing food and food-related products to two segments of the restaurant industry -- quick service restaurants, including Burger King, Long John Silver's, Sonic, Chick-fil-A, TCBY and Wendy's, and casual dining restaurants, including Red Lobster, Olive Garden, TGIFriday's and Chili's. ProSource is an indirect subsidiary of Onex Corporation. See "Controlling Stockholder."

     The Company was formed in 1992 to acquire Burger King Distribution Services ("BKDS"), the "in-house" distributor for Burger King Corporation ("BKC"), which serviced approximately 4,150 Burger King restaurants. Since the acquisition, ProSource has, through a combination of acquisitions and internal growth, become a leading distributor to chain restaurants, servicing approximately 14,600 restaurants within 17 different restaurant chains as of December 28, 1996. In March 1995, the Company entered the casual dining segment of the restaurant industry and further expanded its quick service business with the acquisition of substantially all of the assets and the assumption of certain liabilities of the National Accounts Division ("NAD") of The Martin-Brower Company ("Martin-Brower"), which added a total of approximately 8,000 restaurants within 11 chains included in the Company's current customer base. The Company has also been successful in expanding through internally generated sales. Since the Company's formation in 1992, net sales have grown from $1.3 billion in 1993 (the first full year of operations) to $4.1 billion in 1996.

     Within the foodservice distribution industry, there are two primary types of distributors: broadline distributors and specialist distributors. Broadline foodservice distributors service a wide variety of customers including both independent and chain restaurants, schools, cafeterias and hospitals. Broadline distributors may purchase and inventory as many as 25,000 different food and food-related items. Customers utilizing broadline foodservice distributors typically purchase inventory from several distributors. Specialist foodservice distributors may be segregated into three categories: (i) product specialists which distribute only one or a limited number of products such as produce or meat, (ii) market specialists which distribute to one type of restaurant such as Mexican and (iii) "systems" specialists which focus on one type of customer such as chain restaurants or health care facilities. Systems specialists typically serve as a single source of supply for their customers. The Company is a systems distributor specializing in distribution to chain restaurants.

     The Company was incorporated in 1992 as a Delaware corporation. Its principal executive offices are located at 1500 San Remo Avenue, Coral Gables, Florida 33146, and the Company's telephone number is (305) 740-1000. The Company operates under the name "ProSource Distribution Services."

OPERATIONS AND DISTRIBUTION

     The Company's operations can generally be categorized into two business processes: (i) product replenishment and (ii) order fulfillment. Product replenishment involves the management of logistics from the vendor location through the delivery of products to the Company's distribution centers. Order fulfillment involves all activities from customer order placement through delivery to the restaurant location.

Supporting the Company's business processes are its network of 34 distribution centers, its fleet of approximately 1,450 tractors and trailers and its management information systems.

     Product Replenishment. While the Company is responsible for purchasing products to be delivered to its customers, each chain typically selects the vendor and negotiates the price at which most products will be purchased. See "Purchasing and Supply." The Company determines the distribution centers which will warehouse products for each customer and the quantities in which such products will be purchased. Order quantities for each product are systematically determined for each distribution center, taking into account both recent sales history and projected customer demand. The number of distribution centers used to serve a customer is based on the number and location of the restaurants to be serviced. Given the Company's experience in managing its product flow, losses due to shrinkage, damage and product obsolescence represent less than 0.1% of 1996 net sales.

     The Company works with its chain customers in order to optimize transportation from vendor locations to distribution warehouses. By utilizing the collective demand of its customers for in-bound transportation, its existing fleet of trucks and its expertise in managing transportation, the Company can offer its customers in-bound transportation (i.e. transportation of products from the vendor to the distribution center), in many instances on a more economical basis than that offered by the vendors that have traditionally provided such services. The Company believes it can offer its customers lower in-bound transportation costs through (i) use of the Company's delivery fleet to backhaul products, (ii) consolidation of products from more than one vendor or for use by more than one customer to increase truckloads and (iii) brokering the freight to third party carriers with whom the Company has negotiated lower transportation rates. In 1996, the Company managed approximately 40% of the total freight tonnage to its distribution centers. The Company utilizes a number of third party carriers to provide in-bound transportation services. None of these carriers are material to the Company's operations.

     The Company currently warehouses 5,500 types of products for its customers at 34 facilities in 27 cities. This distribution network includes the Company's preexisting distribution centers, as well as the distribution centers acquired in the NAD transaction. Currently, no one distribution center maintains inventories for all customers and, as a result, some customers are not serviced by the distribution center closest to them. The Company has begun implementing a new national network of distribution centers. Through this "network optimization" program, which is expected to take 3-5 years to complete, the Company intends to consolidate and integrate its existing distribution network of 34 centers into 25 centers consisting of six large regional distribution centers ("RDCs") and 19 local distribution centers ("LDCs"). In December 1996, the Company leased its first new site under its network optimization program, a 92,000 square foot site located near Denver, Colorado. Under the new network, high volume products will be shipped directly to both RDCs and LDCs, with low volume products being shipped only to RDCs which will supply these products to the LDCs. The Company expects its new distribution network to reduce costs by enabling the Company to fully service more customers from a distribution center closer to the customer, and thereby reduce transportation costs. In addition, the new network should provide the Company with additional distribution center capacity for continued growth. The consolidation of all customers into common distribution facilities in conjunction with the development of the network should optimize inbound transportation costs, outbound miles, inventory investment and warehouse capacity.

     Upon receipt of the product at the distribution centers, it is inspected and stored in racks. Each distribution center contains ambient, refrigerated and frozen space as well as offices for operating, sales and customer service personnel and a computer networked with the Company's centralized computer system. In conjunction with the network optimization and integration strategy, the Company intends to modify the racking configurations of its distribution centers and install a new distribution center management system that controls routing, shipping control, trip management, invoicing, inventory control and communications.

     Order Fulfillment. The Company places a significant emphasis on providing a high service level in order fulfillment. For the year ended December 28, 1996, the Company achieved order fill rates of 99.7% and on-time deliveries of 92%. By providing a high level of service and reliability, the Company believes that it can reduce the number of reorders and redeliveries, reducing costs for both the Company and its customers. Each restaurant places product orders based on recent usage, estimated sales and existing restaurant inventories. The Company has developed pre-established routes and pre-arranged delivery times with each customer. Product orders are placed with the Company one to three times a week either through the Company's customer service representative or through electronic transmission using the Company's proprietary software. Approximately 47% of the restaurants served by the Company transmit product orders electronically. Orders are generally placed on a designated day in order to coordinate with the Company's pre-established delivery schedules. Processing and dispatch of each order is generally completed within 24 hours of receipt and the Company's standards require each order to be delivered to the customer within one hour of a pre-arranged delivery time.

     Products are picked and labeled at each distribution center. The products are placed on either a pallet or one of the Company's delivery carts for loading of outbound trailers. See "-- Cart Delivery System." The Company utilizes radio frequency and bar code scanning in two distribution centers, and intends to implement this technology in its new distribution center management systems. Delivery routes are scheduled to both fully utilize the trailer's load capacity and minimize the number of miles driven. The Company transports approximately
2.34 million tons of product and its trucks travel in excess of 60 million miles annually. The Company currently utilizes several unloading methods at the restaurant including (i) gravity aided rollers, (ii) hand carts and ramps and
(iii) its new cart delivery system.

     Cart Delivery System. The Company has recently introduced an innovative value-added cart delivery system which the Company estimates should result in restaurant deliveries which are considerably faster than methods currently used in the industry. Under this system, at the distribution center, products are loaded into carts which are then loaded directly onto delivery trucks. At the delivery site, instead of unloading products by conveyor or handcart, the entire cart is simply unloaded and rolled into the customer's storeroom. The cart delivery system improves productivity of the Company's drivers, enhances utilization of its tractors and trailers and improves employee safety. The Company is currently using cart delivery for approximately 30% of its restaurants.

     The Company believes that the cart delivery system represents a major innovation in foodservice distribution methods. The Company hopes to expand the cart delivery system by leaving the carts at the customer's location until the next delivery, allowing them to be used as shelving by the customer, and developing new software which would manage the loading of the carts and trailers, thereby maximizing cart utilization and ease of customer use.

     Fleet. The Company's fleet, as of December 28, 1996, consisted of approximately 1,450 vehicles, including approximately 600 tractors and 850 trailers. The Company leases approximately 450 of the tractors from Ryder System, Inc. pursuant to full-service leases which include maintenance, licensing and fuel tax reporting. The remaining tractors are leased under similar full-service leases from a variety of truck leasing companies. The Company leases approximately 390 trailers from GE Capital Services. The remainder are either Company-owned or leased from various other companies. Lease terms average six years for tractors and 7-10 years for trailers.

     Substantially all of the Company's vehicles contain on-board computers. The computers assist in managing fleet operations and provide expense controls, automated service level data collection and real-time driver feedback, thereby enhancing the Company's service level to customers. Substantially all of the Company's trailers contain three temperature-controlled compartments, which allow the Company to simultaneously deliver frozen food, refrigerated food and dry goods.

     Management Information Systems. The Company currently has in place a variety of information technology systems, including electronic ordering, inventory management, financial and routing systems. These systems represent a combination of systems that were installed in 1993 following formation of the Company and systems that were acquired in connection with the acquisition of NAD. The Company is in the process of integrating these systems and installing new system technologies in the areas of electronic customer ordering, "order optimization" to manage the Company's purchasing and inventory functions, and freight management. In addition, in connection with its "network optimization" program, the Company intends to put in place new customer ordering and warehouse management systems. Management believes that these systems will allow the Company to manage the complexity and diversity of its business at a lower cost and with higher service levels.

CUSTOMERS

     The Company's customers as of December 28, 1996 consisted of 2,960 franchisees and 14 franchisor owners of approximately 14,600 quick service and casual dining chain restaurants representing 17 restaurant chains. The Company is generally one of a limited number of suppliers to the chains it serves. The largest chains served by the Company in 1996 were Burger King, Red Lobster and Arby's, representing 41%, 14% and 10% of 1996 net sales, respectively. In January 1997, the Company announced the termination, effective March 31, 1997, of its distribution agreement with Arcop, the purchasing cooperative for Arby's. Although the Arby's chain represented a significant portion of the Company's net sales in 1996 and the loss of this business is expected to impact the Company's growth rate in 1997, such loss should not have a material adverse impact on 1997 results. The Company's largest customer is Darden Restaurants, Inc. (owner of all Olive Garden and Red Lobster restaurants), representing 20% of the Company's 1996 net sales. No other chain or single customer accounted for more than 10% of the Company's net sales in 1996.

     The Company has contracts with customers representing approximately 75% of net sales, with terms ranging from 2-7 years and an average term of three years. In connection with the acquisition of BKDS in 1992, the Company entered into an exclusive distributor agreement and related distribution agreements with BKC, pursuant to which, through 2002, (i) the Company is designated as the exclusive distributor to BKC's company-owned and operated Burger King restaurants in the United States (which accounted for 4.6% of 1996 net sales), (ii) the Company is one of ten companies approved as regional distributors to franchised Burger King restaurants in the United States, and (iii) the Company is the only company approved by BKC to service Burger King restaurants on a national basis. BKC has the right to terminate these contracts (i) upon a material failure to perform by the Company and (ii) in the case of the exclusive distributor agreement, upon the bankruptcy of the Company. In addition to the 517 BKC-owned restaurants, as of December 28, 1996, the Company also serviced 4,288 Burger King restaurants owned by franchisees. In the aggregate, this represents 69% of all Burger King restaurants in the United States. The Company has also entered into distribution agreements with Olive Garden and Red Lobster pursuant to which the Company is the primary distributor to the restaurants owned by Olive Garden and Red Lobster operating in the United States. All Olive Garden and Red Lobster restaurants are currently company-owned. Olive Garden and Red Lobster have the right to terminate their respective agreements upon (i) a material change in ownership of the Company other than as a result of a public offering by the Company, (ii) a material breach by the

Company, (iii) the bankruptcy of the Company and (iv) a failure of the Company to meet certain performance reliability standards. Both agreements terminate in 1998. The Company believes that from time to time it may not have been in strict compliance with all of the performance reliability standards in such contracts. However, it is not aware of any issues of non-compliance which could reasonably be expected to result in early termination of such contracts.

PURCHASING AND SUPPLY

     The Company purchases and distributes a wide variety of items, including fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and pre-processed produce, beverages, dairy products, paper goods and cleaning and other supplies. Due to the high volume of proprietary products required by chain restaurants, the chain typically negotiates product sourcing directly with vendors and then requires the distributor to use such vendors and purchase at the negotiated price. Furthermore, customers within the same chain often cooperate to utilize internal or third party purchasing organizations. Because suppliers for proprietary products are generally designated by the chain, the loss of any such supplier would likely result in the development of a new source of supply by such chain. Substantially all types of nonproprietary products distributed by the Company are available from a variety of suppliers, some of which also supply the Company with proprietary products. Accordingly, the Company does not believe that the loss of any supplier would have a material adverse effect on the Company's operating results or its ability to serve its customers.

     The Company's emphasis on supply chain management has allowed the Company to identify the purchasing of non-proprietary products as a value-added service which it can provide to customers. The Company has formed a purchasing subsidiary which pools the needs of its customers for non-proprietary products, such as unlabeled paper products, cleaning supplies and produce, and uses the resulting purchasing power to negotiate lower prices with vendors. The Company and its customers share in the cost savings, improving margins for the Company and reducing costs for its customers. The Company believes that expansion of its purchasing services represents an important opportunity for growth.

MARKETING AND CUSTOMER SERVICE

     The Company's senior management, together with a team of marketing, sales and customer service personnel, are involved in maintaining relationships with key customers and securing new accounts. The Company targets as potential new customers restaurant chains offering menu categories not covered by the Company's existing customers, chains operating in geographic areas in which the Company could benefit from increased customer density, and growing regional chains which could be added to the national chains which have traditionally been the Company's focus. In seeking new customers, the Company attempts to concentrate on growing chains served by broadline distributors which might benefit from the industry focus that a systems distributor brings, as well as chains which the Company believes would benefit from the quality of service and attention to supply chain management that the Company provides to its customers.

     The Company's customer service activities are highly customized to the unique needs of the customer. Each customer has a dedicated account manager who is responsible for overseeing all of its service needs and coordinating the services provided through an account team of customer service professionals, including a dedicated "logistics services manager." The logistics services manager is responsible for coordinating day-to-day product flow for the customer, as well as working closely with the customer's purchasing and marketing organization.

     The Company rigorously monitors customer service levels. In order to manage problem resolution, the Company is implementing professional help desk software which tracks customer calls in order to ensure that appropriate action and follow-up occurs. The Company utilizes frequent trips to the customer's site for regularly scheduled reviews and key project meetings and telephone conferencing in order to ensure close coordination between the Company and the customer. In addition, the Company monitors customer perceptions through periodic surveys.

COMPETITION

     The foodservice distribution industry is highly competitive. The Company competes with other systems foodservice distribution companies focused on chain restaurants and with broadline foodservice distributors. The Company's principal national competitors are Sysco Corp., Alliant Foodservice Inc. (formerly Kraft Distribution), MBM Corp., Ameriserve, Marriott Distribution Services Inc., King Provision Corp. and Pepsi Foodservices, an in-house distributor for PepsiCo, Inc. The Company also competes with regional distributors, principally for business from franchisee-owned Burger King restaurants. The Company believes that distributors in the foodservice industry compete on the basis of price and the quality and reliability of service. Because a number of the Company's customers prefer a distributor that is able to service their restaurants on a nationwide basis, the Company believes that it is in a strong position to compete for national chain accounts. The Company attributes its ability to compete effectively against smaller regional and local distributors in part to the cost advantages resulting from its size, centralized purchasing operations and ability to offer broad market coverage through a wide network of distribution centers. However, in light of the consolidation in the foodservice distribution industry, the Company could face increased competition to the extent that there is an increase in the number of foodservice distributors specializing in distribution to chain restaurants on a nationwide basis.

     In addition, distribution fees received from a number of the Company's customers decreased significantly in 1993 and 1994 as a result of competitive pricing pressures. While distribution fees stabilized in 1995 and 1996 and management expects such stabilization to continue in 1997, there can be no assurance that competitive pricing pressure will not recur in the future.

EMPLOYEES

     As of December 28, 1996, the Company had approximately 3,850 full-time employees, of whom approximately 410 were employed in corporate support functions and approximately 3,440 were warehouse, driver and administrative staff in the distribution centers. Approximately 575 of the Company's employees were covered by eight collective bargaining contracts with six local unions, all of which are associated with the International Brotherhood of Teamsters. One contract, covering approximately 20 employees, expired at the end of 1996 and the Company is in the process of negotiating a renewal of such contract. Three contracts, covering approximately 195 employees, will expire during 1997. The Company has not experienced any significant labor disputes or work stoppages. The Company believes that its relationships with its employees are good.

REGULATORY MATTERS

     The Company is subject to a number of federal, state and local laws, regulations and codes, including those relating to the protection of human health and the environment, compliance with which has required, and will continue to require, capital and operating expenditures. The Company is not aware of any violations of, or pending changes in, such laws, regulations and codes that are likely to result in material penalties or material increases in compliance costs. The Company, however, is not able to predict the impact of any changes in the requirements or mode of enforcement of these laws, regulations and codes on its operating results.

     The Company owns and leases distribution centers, at some of which on-site vehicle fueling activities may have resulted in releases of diesel or other petroleum products to the soil or groundwater. The Company may be subject to liability for clean-up of contaminated soil or groundwater at these distribution centers and is in the process of investigating or remediating the contamination. Although there can be no assurances, the Company does not believe that the estimated costs associated with any required investigation or remediation will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has engaged in a program to remove underground fuel storage tanks located on its properties. As a result, with the exception of one such tank, which is scheduled to be removed in the second quarter of 1997, all underground fuel storage tanks have been removed from the Company's properties. In addition, several of the Company's facilities are located over areas of regional groundwater contamination or are near sites which have contaminated soil or groundwater. The Company has not been named a responsible party at, and does not anticipate any liability associated with, any of these sites.

CONTROLLING STOCKHOLDER

     The Company is controlled by Onex. Onex Corporation, based in Toronto, Canada, is a publicly listed (on The Toronto Stock Exchange and The Montreal Exchange) diversified company that operates through autonomous subsidiaries and strategic partnerships. Onex had consolidated revenues of Cdn. $8.9 billion for 1996 and consolidated assets of Cdn. $3.8 billion at December 31, 1996. In addition to its interests in ProSource, as of December 31, 1996, Onex had investments in a broad range of companies, including Onex Food Services, Inc. (which does business through its subsidiaries, Sky Chefs, Inc. and Caterair International Inc.), Celestica International Holdings Inc., Dura Automotive Systems, Inc., Tower Automotive, Inc., Phoenix Pictures Inc. and Vencap, Inc. None of Onex's current businesses competes with or is a customer of the Company. Onex currently owns 88.3% of the outstanding Class B Common Stock and 14.7% of the outstanding Class A Common Stock, representing 84.3% of the combined voting power of the outstanding Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the executive officers of the Company.

         NAME                               AGE               POSITION
         ----                               ---               --------
         David R. Parker                    53                Chairman of the Board of Directors
         Thomas C. Highland                 55                President, Chief Executive Officer and Director
         Daniel J. Adzia                    54                Vice-Chairman, Chief Marketing Officer and Director
         William F. Evans                   49                Executive Vice President, Chief Financial Officer
         Paul A. Garcia de Quevedo          42                Vice President, Treasurer and Secretary
         Maurice L. Ambler                  49                Senior Vice President, Human Resources
         Dennis T. Andruskiewicz            43                Senior Vice President, Operations Support
         William G. Berryman                53                Senior Vice President, Chief Information Officer
         Robert S. Donaldson                41                Senior Vice President, Field Operations
         John E. Foley                      47                Senior Vice President, Operations Development
         John P. Gainor                     39                Senior Vice President, Logistics and Purchasing

     David R. Parker Mr. Parker has served as Chairman of the Board of Directors since the formation of the Company in 1992. From July 1, 1991 to July 1, 1992, Mr. Parker was an independent investor, working primarily on the formation of the Company and the acquisition of BKDS from BKC. Prior to such time, he was Senior Executive Vice President of Ryder System, Inc. and President of the Vehicle Leasing and Services Division. Previously, he was Chief Operating Officer of Ryder's Business Services Group which included the company's worldwide aviation support businesses and its insurance management services businesses. Before joining Ryder System in 1984, Mr. Parker was Executive Vice President and Sector Executive of American Can Company (Primerica). Mr. Parker serves on the Boards of Directors of Premark International, Inc., SunTrust Bank, Miami, N.A. and Tupperware Corporation.

     Thomas C. Highland Mr. Highland has served as President, Chief Executive Officer and a Director of the Company since its formation in 1992. Before serving in this capacity, Mr. Highland was President of BKDS from 1988 to 1992. Prior thereto, he held various executive positions at Warner Lambert Company, including Vice President, U.S. Distribution, Director, Distribution Operations, Pharmaceutical Group and Director, Distribution Center Operations from 1963 to 1988.

     Daniel J. Adzia Mr. Adzia has served as Vice-Chairman, Chief Marketing Officer of the Company since the acquisition of NAD in March 1995 and a Director of the Company since April 1995. From 1975 to 1995, Mr. Adzia served in various executive capacities at Martin-Brower including President of NAD. Prior to joining Martin-Brower, Mr. Adzia held various sales and sales management positions with Oscar Mayer & Co.

     William F. Evans Mr. Evans has served as Executive Vice President, Chief Financial Officer of the Company since July 1995. Prior to joining the Company, he was the Senior Vice President, Corporate Operations of H&R Block, Inc. from August 1992 to June 1995. Prior to 1992, Mr. Evans served in executive capacities at D&B Software Services, Inc. from 1990 to 1992, Management Science America, Inc. from 1989 to 1990 and Electromagnetic Sciences, Inc. from 1985 to 1989. From June 1980 to November 1985, Mr. Evans served as a partner of KPMG Peat Marwick LLP, the Company's independent auditors. Mr. Evans serves as a Director of Interim Services, Inc. Mr. Evans is a certified public accountant.

     Paul A. Garcia de Quevedo Mr. Garcia has served as Vice President, Treasurer and Secretary of the Company since its formation in 1992. Prior to such time, Mr. Garcia served as Vice President, Finance, for BKDS. Mr. Garcia joined BKDS in January 1986. Mr. Garcia is a certified public accountant.

     Maurice L. Ambler Mr. Ambler has served as Senior Vice President of Human Resources of the Company since January 1997. From July 1992 to December 1996, Mr. Ambler served as Vice President of Human Resources. Prior to such time, Mr. Ambler was Senior Director of Human Resources of BKDS from April 1991 to June 1992, and Director of Human Resources for BKDS from July 1990 to April 1991. Prior to joining BKDS, Mr. Ambler held various human resources positions at ITT Sheraton, Pepsico Inc.'s Pizza Hut and Frito-Lay divisions and Miller Brewing Company.

     Dennis T. Andruskiewicz Mr. Andruskiewicz has served as Senior Vice President, Operations Support of the Company since the acquisition of NAD in March 1995. Before serving in such capacity, Mr. Andruskiewicz was the Vice President of Distribution for Martin-Brower from 1990 to 1995 and the Director of Distribution for the Planters Life Savers Division of RJR Nabisco from 1974 to 1990.

     William G. Berryman Mr. Berryman has served as Senior Vice President, Chief Information Officer of the Company since May 1996. Before serving in such capacity, Mr. Berryman was Chief Information Officer, Vice President, MIS for The Penn Traffic Company, a food, general merchandise and drug retailer and involved in the manufacture of various food products from May 1995 to April 1996, Vice President for Technology Solutions Co. from September 1994 to April 1995 and Vice President, MIS, for Dominick's Finer Foods from April 1989 to December 1993.

     Robert S. Donaldson Mr. Donaldson has served as Senior Vice President, Field Operations of the Company since January 1995. From January 1993 to December 1994, he served as Vice President of Business Development of the Company. Prior to joining the Company, Mr. Donaldson was the President of Institution Food House, Inc., a broadline foodservice distributor from 1986 to 1993 and Vice President of Sky Brothers, Inc., a foodservice distributor from 1973 to 1986.

     John E. Foley Mr. Foley has served as Senior Vice President, Operations Development of the Company since August 1995 and Senior Vice President, Finance and Systems, Chief Financial Officer from April 1994 to July 1995. Prior to joining the Company, Mr. Foley was the Senior Vice President, Grand Metropolitan Computer Systems for Grand Metropolitan, PLC from 1992 to 1995 and Vice President, MIS for BKC from 1990 to 1992.

     John P. Gainor Mr. Gainor has served as Senior Vice President, Logistics and Purchasing of the Company since November 1995, Vice President, Operations Support from July 1992 to May 1993 and from November 1994 to November 1995 and Eastern Region, Vice President from June 1993 to October 1994. Prior to joining the Company in April 1992, he held various executive positions, including Director, Transportation and Planning, Manager, Transportation, Manager, Private Carriage Operations and Regional Transportation Manager, at Warner Lambert Company since 1982.

     There is no family relationship between any of the executive officers of the Company. Each executive officer is elected annually by the Board of Directors and holds office until the next annual meeting of the Board of Directors and until his successor is elected and qualified, subject, in the case of Messrs. Parker, Highland, Adzia, Garcia de Quevedo, Andruskiewicz and Foley, to the employment agreement between such officer and the Company.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K concerning, among other things, sources of growth, economic conditions and trends in the quick service and casual dining segments of the restaurant industry and plans and objectives of management for future operations (including those concerning the Company's programs for a new distribution center network, cart delivery and new information systems and upgrades) are projections and are necessarily subject to various risks and uncertainties. Actual outcomes are affected by economic trends in the quick service and casual dining segments of the restaurant industry, competitive conditions in the foodservice industry, adverse developments affecting the largest chains serviced by the Company or a decision by a major customer to revoke its approval of the Company as a distributor, developments such as unforeseen costs and expenses, inflation and complications arising from the complexity of the new network, and the Company's continued ability to make acquisitions of businesses on satisfactory terms.

ITEM 2.  PROPERTIES.

     In the fourth quarter of 1996, the Company substantially completed the consolidation of its principal executive office and administrative facility into a new principal executive office and corporate support center located in Coral Gables, Florida. This facility consists of approximately 83,000 square feet and is leased pursuant to a lease which expires September 2007.

     The Company operates 34 distribution centers, of which 20 facilities (representing an aggregate of approximately 832,830 square feet) are leased and 14 facilities (representing an aggregate of approximately 1,506,370 square feet) are owned by the Company. In December 1996, the Company leased its first new site under its network optimization program, a 92,000 square foot site located near Denver.

The following table sets forth certain information with respect to the Company's operating distribution centers:


                                                                        APPROXIMATE
  LOCATION                                                              SQUARE FEET
  --------                                                              -----------
Atlanta, Georgia(1)                                                      217,670
Burlington, New Jersey                                                    60,880
Chester, New York                                                        131,400
Chicago, Illinois                                                         67,457
Cleveland, Ohio                                                           40,540
Columbus, Ohio                                                           174,000
Dallas, Texas (1)(3)                                                     176,400
Denver, Colorado(4)                                                       57,608
Detroit, Michigan                                                         34,897
Greensboro, North Carolina                                                41,000
Gridley, Illinois                                                        151,000
Houston, Texas(1)                                                         77,900
Kansas City, Kansas(2)(5)                                                216,450
Lakeland, Florida                                                         31,806
Los Angeles, California(2)                                               245,540
Miami, Florida                                                            31,225
New Orleans, Louisiana                                                    36,180
New York, New York                                                        35,000
Norman, Oklahoma (6)                                                      52,000
Orlando, Florida                                                         150,000
Oxford, Massachusetts                                                     40,000
Phoenix, Arizona                                                          38,200
Portland, Oregon                                                          74,500
San Jose, California                                                      31,500
Trenton, Ontario                                                          20,000
Virginia Beach, Virginia                                                  23,045
Washington, DC(7)                                                         83,000
                                                                       ---------
Total:                                                                 2,339,198
                                                                       =========

----------

(1)  Two facilities.
(2)  Three facilities.
(3) Includes approximately 39,200 square feet of supplemental space in three remote facilities.
(4) Includes approximately 38,610 square feet of supplemental space in two remote facilities.
(5) Includes approximately 23,500 square feet of supplemental space in a remote facility.
(6) Includes approximately 11,000 square feet of supplemental space in a remote facility.
(7) Includes approximately 30,000 square feet of supplemental space in a remote facility.

fTEM 3. LEGAL PROCEEDINGS.

     From time to time the Company is involved in litigation relating to claims arising out of its normal business operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 28, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol "PSDS" on November 12, 1996. The table below sets forth the high and low sales prices per share for the Company's Class A Common Stock as reported on the Nasdaq National Market for each fiscal quarter or portion thereof subsequent to the commencement of trading.

Fiscal Year
-----------
                                                                                       Sale Prices
                                                                                       -----------
1996                                                                            High             Low
----                                                                            ----             ---
Fourth Quarter (from November 12, 1996).............................            $14 1/8          $9 3/4

     As of February 28, 1997, the closing price for the Company's Class A Common Stock on the Nasdaq National Market was $12.25, and the approximate number of record owners of the Company's Class A Common Stock and Class B Common Stock was 35 and 66, respectively. At such date, the Company had approximately 1,600 beneficial owners of its Class A Common Stock and Class B Common Stock, in the aggregate.

     The Company has not paid any cash dividends on its common stock since inception. The current policy of the Company's Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. The Company does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements and surplus, the general financial condition of the Company, restrictive covenants and agreements to which the Company may be subject, and such other factors as the Board of Directors may deem relevant. The terms of the Company's credit agreement prohibit it from paying dividends to its stockholders without the approval of the lending group. Holders of Class A Common Stock and Class B Common Stock share ratably in any dividend declared by the Board of Directors, subject to the preferential rights of any outstanding Preferred Stock.

     Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. Except as otherwise required by law, the Class A Common Stock and Class B Common Stock vote together on all matters submitted to a vote of stockholders, including the election of directors. Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock. Any shares of Class B Common Stock transferred to a person other than an existing holder of Class B Common Stock or any affiliate thereof shall automatically convert into shares of Class A Common Stock upon such disposition. In addition, in the event that any employee of the Company holding Class B Common Stock ceases to be an employee for any reason, the shares of Class B Common Stock held by such employee shall automatically convert into shares of Class A Common Stock, unless transferred to Onex or another employee stockholder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The Company's 1996 Annual Report to Stockholders contains under the caption "Selected Consolidated Financial Data" information required by Item 6 of Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's 1996 Annual Report to Stockholders contains under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" information required by Item 7 of Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's 1996 Annual Report to Stockholders contains the following financial statements required by Item 8 of Form 10-K and is incorporated herein by reference:


     Independent Auditors' Report
     Consolidated Balance Sheets at December 28, 1996 and December 30,1995 Consolidated Statements of Operations for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 Consolidated Statements of Stockholders' Equity for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 Consolidated Statements of Cash Flows for the fiscal years ended
      December 28, 1996, December 30, 1995 and December 31, 1994
     Notes to Consolidated Financial Statements

     The following Financial Statement Schedules are filed herewith:

                                                              Page of Form 10-K
                                                              -----------------
     Independent Auditors' Report on Financial
      Statement Schedules...............................................  S-1
     Schedule I - Condensed Financial Information of
      the Company.......................................................  S-2
     Schedule II - Valuation and Qualifying Accounts....................  S-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Proxy Statement issued in connection with the annual stockholders meeting to be held on April 29, 1997 contains under the caption "Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

     The Proxy Statement issued in connection with the annual stockholders meeting to be held on April 29, 1997 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Proxy Statement issued in connection with the annual stockholders meeting to be held on April 29, 1997 contains under the captions "Security Ownership" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Proxy Statement issued in connection with the annual stockholders meeting to be held on April 29, 1997 contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. and 2. Financial Statements and Financial Statement Schedules

     The financial statements set forth in Item 8 and in the Index to Financial Statements in the Company's 1996 Annual Report to Stockholders incorporated by reference into this Annual Report on Form 10-K.

          3. See (c) below.

     (b)  Reports on Form 8-K

          During the fourth quarter of 1996, the Company filed no reports on Form 8-K.

     (c)  List of Exhibits

Exhibit
No.            Description of Document
---            -----------------------

3.1            Restated Certificate of Incorporation of the Company

3.2            Amended and Restated By-Laws of the Company

4.1            Form of Certificate for Class A Common Stock(4)

10.1 Amended and Restated Management Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time

10.2 Amended and Restated Director Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time

10.3 Stock Subscription Warrant, dated March 31, 1995, issued by ProSource, Inc. in favor of The Martin-Brower Company to subscribe for 283,425 shares of Common Stock(1)

10.4 Agreement, dated November 10, 1994, for the Purchase and Sale of the National Accounts Division of The Martin-Brower Company and Martin-Brower of Canada, Ltd., among ProSource, Inc., The Martin-Brower Company and Martin-Brower of Canada, Ltd.(1)

10.5 Purchase Agreement Amendment, dated February 24, 1995, among The Martin-Brower Company, Martin-Brower of Canada, Ltd. and ProSource, Inc.(1)

10.6 Second Purchase Agreement Amendment, dated February 28, 1995, among The Martin- Brower Company, Martin-Brower of Canada, Ltd. and ProSource, Inc.(1)

10.7 Third Purchase Agreement Amendment, dated March 31, 1995, among The Martin-Brower Company, Martin-Brower of Canada, Ltd. and ProSource, Inc.(1)

10.8 Loan and Security Agreement, dated as of March 31, 1995, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank of Georgia, N.A., The First National Bank of Boston and Shawmut Capital Corporation, as Co-Agents, and NationsBank of Georgia, N.A., as Administrative Agent(1)

10.9 Amendment No. 1, dated as of December 29, 1995, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank of Georgia, N.A., The First National Bank of Boston and Shawmut Capital Corporation, as Co-Agents, and NationsBank of Georgia, N.A., as Administrative Agent(1)

10.10 Amendment No. 2 and Waiver, dated as of March 28, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent(1)

10.11 Amendment No. 3 and Consent, dated as of September 6, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent(4)

10.12 Amendment No. 4 and Consent, dated as of September 26, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent(4)

10.13 Amendment No. 5 and Consent, dated as of December 27, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent

10.14 Amendment No. 6 and Consent, dated as of February 7, 1997, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent

10.15          Pledge Agreement, made as of March 31, 1995, by ProSource, Inc.
               in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.16 Pledge Agreement, made as of March 31, 1995, by ProSource Services Corporation in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.17 Subordination Agreement, dated as of March 31, 1995, made by ProSource Services Corporation and Onex Corporation in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.18 Unconditional Guaranty, made as of March 31, 1995, by ProSource, Inc. in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.19 Subordinated Note, dated March 31, 1995, executed by ProSource, Inc. and payable to the order of The Martin-Brower Company in the original principal amount of $10,000,000(1)

10.20 Subordinated Note, dated March 31, 1995, executed by ProSource Services Corporation and payable to the order of Onex Ohio Holdings, Inc. in the original principal amount of $15,000,000(1)

10.21 Credit Agreement, dated as of March 14, 1997, among ProSource Services Corporation, various Financial Institutions and The Bank of Nova Scotia, as Administrative Agent

10.22 Revolving Note, dated March 14, 1997, executed by ProSource Services Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000

10.23 Borrower Pledge Agreement, made as of March 14, 1997, by ProSource Services Corporation in favor of The Bank of Nova Scotia, as Administrative Agent

10.24 Parent Pledge Agreement, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent

10.25 Parent Guaranty, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent

10.26 Subsidiary Guaranty, made as of March 14, 1997, by Bromar Services, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent

10.27 Secured Credit Agreement, dated as of March 14, 1997, among ProSource Receivables Corporation and ProSource Services Corporation, as Servicer, and various Financial Institutions and the Bank of Nova Scotia, as Issuer, as Swingline Bank and as Administrative Agent

10.28 Purchase and Sale Agreement, dated as of March 14, 1997, between ProSource Services Corporation and ProSource Receivables Corporation

10.29 Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000

10.30 Swingline Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $15,000,000

10.31 Form of Distribution Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

10.32 Form of Amendment Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

10.33          Addendum to Forms of Distribution Agreement and Amendment
               Agreement(1)

10.34 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and David R. Parker

10.35 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and Thomas C. Highland

10.36 Employment Agreement, dated as of April 1, 1995, between ProSource Services Corporation and Daniel Adzia(1)

10.37 Employment Agreement, dated July 1, 1992, between ProSource Services Corporation and Paul A. Garcia de Quevedo(1)

10.38 Employment Agreement, dated as of July 1, 1995, between ProSource Services Corporation and Dennis Andruskiewicz(1)

10.39 Employment Agreement, dated April 1, 1994, between ProSource Services Corporation and John E. Foley(1)

10.40          Amended and Restated Management Option Plan (1995)(5)

10.41          1996 Stock Option Plan(5)

10.42 Truck Lease and Service Agreement, dated as of May 19, 1995, between Ryder Truck Rental, Inc. and ProSource Services Corporation (4)(6)

10.43 Lease Agreement, dated as of August 22, 1991, between Burger King Corporation (subsequently assigned to ProSource Services Corporation) and Gelco Corporation, doing business as GE Capital Fleet Services(4)

10.44 Management Advisory Agreement, dated as of July 1, 1992, between OMI Partnership Holdings Ltd., an affiliate of Onex Corporation, and ProSource Services Corporation(4)

10.45 Termination Agreement, dated as of November 15, 1996, between OMI Partnership Holdings Ltd., an affiliate of Onex Corporation, and ProSource Services Corporation

13.1           Portions of 1996 Annual Report to Security Holders

21.1           Subsidiaries of the Company

27.1           Financial Data Schedule

-------------
(1) Incorporated by reference to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(3) Incorporated by reference to Amendment No. 2 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(4) Incorporated by reference to Amendment No. 3 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(5) Incorporated by reference to Amendment No. 4 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(6)  Confidential treatment has been requested for portions of this Exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROSOURCE, INC.


Date:  March 24, 1997                By:/s/ David R. Parker
                                        -------------------------
                                            David R. Parker
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                       DATE
        ---------                           -----                       ----

 /s/ David R. Parker         Chairman of the Board of Directors   March 24, 1997
-----------------------       (principal executive officer)
 David R. Parker

 /s/ Thomas C. Highland      President, Chief Executive Officer   March 24, 1997
-----------------------                 and Director
 Thomas C. Highland

 /s/ Daniel J. Adzia         Vice-Chairman, Chief Marketing       March 24, 1997
-----------------------            Officer and Director
 Daniel J. Adzia

 /s/ William F. Evans          Executive Vice President,
-----------------------        Chief Financial Officer            March 24, 1997
 William F. Evans             (principal financial officer)

 /s/ Marcelino Iturrey         Vice President, Controller         March 24, 1997
-----------------------       (principal accounting officer)
 Marcelino Iturrey

 /s/ Gerald W. Schwartz                Director                   March 24, 1997
-----------------------
 Gerald W. Schwartz

 /s/ Anthony R. Melman                 Director                   March 24, 1997
-----------------------
 Anthony R. Melman

 /s/ Michael E. Treacy                 Director                   March 24, 1997
-----------------------
 Michael E. Treacy

 /s/ Michael Carpenter                 Director                   March 24, 1997
-----------------------
 Michael Carpenter

 /s/ Anthony Munk                      Director                   March 24, 1997
-----------------------
 Anthony Munk

 /s/ C. Lee Johnson                    Director                   March 24, 1997
-----------------------
 C. Lee Johnson

/s/R. Geoffrey P. Styles               Director                   March 24, 1997
-----------------------
 R. Geoffrey P. Styles

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Stockholders
ProSource, Inc.:

Under date of February 12, 1997, we reported on the consolidated balance sheets of ProSource, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1996, which are included in the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Company's Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                      KPMG PEAT MARWICK LLP



Miami, Florida
February 12, 1997

                          PROSOURCE, INC. (PARENT ONLY)
           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED BALANCE SHEETS INFORMATION
                     DECEMBER 28, 1996 AND DECEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)


                                                                    1996           1995
                                                                  ---------    ---------
                                          ASSETS
Current assets:
  Cash and cash equivalents ...................................   $     670    $     939
  Due from subsidiaries .......................................       2,936           96
                                                                  ---------    ---------
          Total current assets ................................       3,606        1,035
Investment in subsidiaries ....................................      72,526       58,935
Deferred income taxes .........................................       2,383          394
                                                                  ---------    ---------
          Total assets ........................................   $  78,515    $  60,364
                                                                  =========    =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities .........................................   $      --    $     110
                                                                  ---------    ---------
     Total current liabilities ................................          --          110
Subordinated notes payable ....................................          --        9,418
Convertible subordinated notes payable ........................          --        1,415
          Total liabilities ...................................                   10,943
                                                                  ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock .............................................          --           --
  Class A Common Stock ........................................          34           --
  Class B Common Stock ........................................          60           52
  Additional paid-in-capital ..................................     105,256       51,838
  Accumulated deficit .........................................     (26,901)      (2,540)
  Accumulated foreign currency translation adjustments ........          66           71
                                                                  ---------    ---------
          Total stockholders' equity ..........................      78,515       49,421
                                                                  ---------    ---------
          Total liabilities and stockholders' equity ..........   $  78,515    $  60,364
                                                                  =========    =========


           See accompanying notes to condensed financial information.

                          PROSOURCE, INC. (PARENT ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT) INFORMATION FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)



                                                                  1996         1995        1994
                                                                --------    --------    --------
                                                               (52 WEEKS)   (52 WEEKS)  (53 WEEKS)

REVENUES ....................................................   $     --    $     --    $     --
OPERATING EXPENSES ..........................................         --          (3)         --
CONTRACT TERMINATION CHARGES ................................     (5,224)         --          --
INTEREST EXPENSE ............................................       (748)       (729)       (571)
INTEREST INCOME .............................................         33          53          55
EQUITY IN LOSSES OF SUBSIDIARIES ............................    (21,418)     (1,294)     (3,513)
                                                                --------    --------    --------
  LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ...........    (27,357)     (1,973)     (4,029)
INCOME TAX BENEFIT ..........................................      2,386         417       1,647
                                                                --------    --------    --------
 LOSS BEFORE EXTRAORDINARY ITEM .............................    (24,971)     (1,556)     (2,382)
GAIN ON EARLY RETIREMENT OF DEBT NET OF TAX PROVISION OF $397        610          --          --
                                                                --------    --------    --------
  NET LOSS ..................................................    (24,361)     (1,556)     (2,382)
RETAINED EARNINGS (DEFICIT), BEGINNING OF YEAR ..............     (2,540)       (984)      1,398
                                                                --------    --------    --------

RETAINED EARNINGS (DEFICIT), END OF YEAR ....................   $(26,901)   $ (2,540)   $   (984)
                                                                ========    ========    ========


           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL INFORMATION.

                          PROSOURCE, INC. (PARENT ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF CASH FLOW INFORMATION
 FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)



                                                       1996        1995         1994
                                                      --------    --------    --------
                                                    (52 WEEKS)  (52 WEEKS)   (53 WEEKS)
Cash flows from operating activities:
  Net loss ........................................   $(24,361)   $ (1,556)   $ (2,382)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Undistributed losses of subsidiaries .........     21,418         914       2,062
     Contract termination charges .................      5,224          --          --
     Dividends received from subsidiaries .........         --       7,208         561
     Deferred income taxes ........................     (1,989)       (103)       (193)
     Gain on early retirement of debt .............     (1,007)         --          --
     Amortization of note discount ................        740         592          --
     Changes in operating assets and liabilities:
       Decrease (increase) in other current assets          --          58          (4)
       (Decrease) increase in accrued liabilities .       (110)        100          10
                                                      --------    --------    --------
          Net cash provided by (used in) operating
            activities ............................        (85)      7,213          54
                                                      --------    --------    --------
Cash flows from investing activities:
  Capital contributions to subsidiaries ...........    (31,807)    (38,826)         (2)
  Advances to/from subsidiaries ...................     (2,870)     (7,170)         15
                                                      --------    --------    --------
          Net cash (used in) provided by investing
            activities ............................    (34,677)    (45,996)         13
                                                      --------    --------    --------
Cash flows from financing activities:
  Issuance of long-term debt ......................         --      12,326          --
  Repayments of long-term debt ....................     (9,766)     (2,085)         --
  Proceeds from issuance of common stock ..........     44,464      28,585          76
  Payments to acquire and retire treasury stock ...       (205)       (222)       (415)
                                                      --------    --------    --------
          Net cash provided by (used in) financing
            activities ............................     34,493      38,604        (339)
                                                      --------    --------    --------
          Net decrease in cash and cash equivalents       (269)       (179)       (272)
Cash and cash equivalents, beginning of year ......        939       1,118       1,390
                                                      --------    --------    --------
Cash and cash equivalents, end of year ............   $    670    $    939    $  1,118
                                                      ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest ...................................   $     --    $     41    $     --
                                                      ========    ========    ========
       Income taxes, net of refunds ...............   $     --    $      1    $      4
                                                      ========    ========    ========


           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL INFORMATION.

                          PROSOURCE, INC. (PARENT ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                     DECEMBER 28, 1996 AND DECEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)

(1)  BASIS OF PRESENTATION

     The accompanying condensed financial information should be read in conjunction with the ProSource, Inc. Consolidated Financial Statements. Capitalized terms are as defined in the ProSource, Inc. Consolidated Financial Statements.

(2)  LONG-TERM DEBT

     Total debt of the Registrant (Parent only) consisted of two agreements at December 30, 1995 and none at December 28, 1996.

     A $10 million subordinated note, with rates ranging from zero to 13%, was payable to Martin-Brower at December 30, 1995. This note was discounted in 1995 to reflect a constant interest rate through its maturity on March 31, 2002. On November 21, 1996, in connection with the Parent's initial public offering of Class A Common Stock, the Company repaid this note to Martin-Brower. The gain on the early retirement of this note, reflecting the difference between the carrying value of the note and the repayment amount of $9.2 million, was recorded as an extraordinary gain in the accompanying condensed financial information of the Registrant.

     A $3.5 million convertible subordinated note was payable to Onex, with interest at prime rate (8.5 percent at December 30, 1995), compounded annually and due, together with the principal, on April 1, 2005. During the year ended December 30, 1995, the Parent paid $2.1 million of such note to Onex resulting in an outstanding balance of $1.4 million at December 30, 1995. On February 1, 1996, Onex converted $0.8 million of the note into 80,000 shares of the Parent's common stock and the remaining balance on the note of approximately $0.6 million plus accrued interest was paid to Onex.

     The subsidiaries' Loan and Security Agreements include certain restrictive covenants which, among other things, limit the flow of funds to the Parent. Substantially all of the subsidiaries' assets are pledged to secure the revolving credit facility and term loans, as well as a pledge by the Parent of all of the issued and outstanding common stock of the subsidiaries. In addition, the Parent has guaranteed payment of all amounts due under the revolving credit facility and term loan.

(3)  STOCKHOLDERS' EQUITY

     In November 1996, the Parent changed its capital structure to 10,000,000 authorized shares of $0.01 par value Preferred Stock, 50,000,000 authorized shares of $0.01 par value Class A Common Stock and 10,000,000 authorized shares of $0.01 par value Class B Common Stock. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes. In addition, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

     In November 1996, the Parent's board of directors declared a 100-to-1 stock split. The Parent's additional paid-in capital account and the Class B Common Stock account have been restated to retroactively reflect the stock split.

     On November 15, 1996, the Parent completed the issuance of 3,400,000 shares of Class A Common Stock (at a price of $14 per share) through an initial public offering, resulting in net proceeds of approximately $43.2 million, after deducting underwriting discounts and commissions, and other offering costs of approximately $4.4 million. The net proceeds of the offering were partially used to pay the $10 million subordinated note discussed above and the remainder was advanced, as a capital contribution to ProSource Services Corporation, a wholly-owned subsidiary.

(4)  TERMINATION OF CONTRACT AGREEMENTS

     In connection with the initial public offering, the Parent incurred a noncash charge of $4 million resulting from the issuance to Onex of 285,714 shares of Class B Common Stock valued at the initial public offering price in exchange for the agreement of Onex to relinquish its right to receive an annual fee, previously paid in cash, for management services rendered to the Company.

     In November 1996, the Parent amended the ProSource, Inc. Management Option Plan (1995) to provide for unvested options to vest at a rate of 10% per year through December 31, 1999, when all remaining options will vest. In connection with this amendment, the Parent Company recorded a pre-tax charge of $1.2 million reflecting the difference between the market price of the Company's Class A Common Stock on the date of amendment and the exercise price of such options.

                                 PROSOURCE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)







ALLOWANCE FOR DOUBTFUL ACCOUNTS

BALANCE, December 25, 1993 ....................................         $ 2,528
   Additions charged to costs and expenses ....................           2,427
   Recoveries .................................................             190
   Write-offs .................................................          (2,234)
                                                                        -------

BALANCE, December 31, 1994 ....................................           2,911
   Acquired allowance of NAD ..................................           1,893
   Additions charged to costs and expenses ....................           1,845
   Recoveries .................................................             153
   Write-offs .................................................          (4,217)
                                                                        -------

BALANCE, December 30, 1995 ....................................         $ 2,585
   Additions charged to costs and expenses ....................           1,682
   Recoveries .................................................             709
   Write-offs .................................................          (2,642)
                                                                        -------
   BLANCE, December 28, 1996 .................................         $ 2,334
                                                                        =======

                                EXHIBIT INDEX



Exhibit
No.            Description of Document
---            -----------------------

3.1            Restated Certificate of Incorporation of the Company

3.2            Amended and Restated By-Laws of the Company

4.1            Form of Certificate for Class A Common Stock(4)

10.1 Amended and Restated Management Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time

10.2 Amended and Restated Director Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time

10.3 Stock Subscription Warrant, dated March 31, 1995, issued by ProSource, Inc. in favor of The Martin-Brower Company to subscribe for 283,425 shares of Common Stock(1)

10.4 Agreement, dated November 10, 1994, for the Purchase and Sale of the National Accounts Division of The Martin-Brower Company and Martin-Brower of Canada, Ltd., among ProSource, Inc., The Martin-Brower Company and Martin-Brower of Canada, Ltd.(1)

10.5 Purchase Agreement Amendment, dated February 24, 1995, among The Martin-Brower Company, Martin-Brower of Canada, Ltd. and ProSource, Inc.(1)

10.6 Second Purchase Agreement Amendment, dated February 28, 1995, among The Martin- Brower Company, Martin-Brower of Canada, Ltd. and ProSource, Inc.(1)

10.7 Third Purchase Agreement Amendment, dated March 31, 1995, among The Martin-Brower Company, Martin-Brower of Canada, Ltd. and ProSource, Inc.(1)

10.8 Loan and Security Agreement, dated as of March 31, 1995, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank of Georgia, N.A., The First National Bank of Boston and Shawmut Capital Corporation, as Co-Agents, and NationsBank of Georgia, N.A., as Administrative Agent(1)

10.9 Amendment No. 1, dated as of December 29, 1995, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank of Georgia, N.A., The First National Bank of Boston and Shawmut Capital Corporation, as Co-Agents, and NationsBank of Georgia, N.A., as Administrative Agent(1)

10.10 Amendment No. 2 and Waiver, dated as of March 28, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent(1)

                                EXHIBIT INDEX



10.11 Amendment No. 3 and Consent, dated as of September 6, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent(4)

10.12 Amendment No. 4 and Consent, dated as of September 26, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent(4)

10.13 Amendment No. 5 and Consent, dated as of December 27, 1996, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent

10.14 Amendment No. 6 and Consent, dated as of February 7, 1997, to Loan and Security Agreement, among ProSource Services Corporation, BroMar Services, Inc., ProSource Distribution Services Limited, the Financial Institutions party thereto and NationsBank, N.A. (South), The First National Bank of Boston and Fleet Capital Corporation, as Co- Agents, and NationsBank, N.A. (South), as Administrative Agent

10.15          Pledge Agreement, made as of March 31, 1995, by ProSource, Inc.
               in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.16 Pledge Agreement, made as of March 31, 1995, by ProSource Services Corporation in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.17 Subordination Agreement, dated as of March 31, 1995, made by ProSource Services Corporation and Onex Corporation in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.18 Unconditional Guaranty, made as of March 31, 1995, by ProSource, Inc. in favor of NationsBank of Georgia, N.A., as Administrative Agent(1)

10.19 Subordinated Note, dated March 31, 1995, executed by ProSource, Inc. and payable to the order of The Martin-Brower Company in the original principal amount of $10,000,000(1)

10.20 Subordinated Note, dated March 31, 1995, executed by ProSource Services Corporation and payable to the order of Onex Ohio Holdings, Inc. in the original principal amount of $15,000,000(1)

10.21 Credit Agreement, dated as of March 14, 1997, among ProSource Services Corporation, various Financial Institutions and The Bank of Nova Scotia, as Administrative Agent

                                EXHIBIT INDEX



10.22 Revolving Note, dated March 14, 1997, executed by ProSource Services Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000

10.23 Borrower Pledge Agreement, made as of March 14, 1997, by ProSource Services Corporation in favor of The Bank of Nova Scotia, as Administrative Agent

10.24 Parent Pledge Agreement, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent

10.25 Parent Guaranty, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent

10.26 Subsidiary Guaranty, made as of March 14, 1997, by Bromar Services, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent

10.27 Secured Credit Agreement, dated as of March 14, 1997, among ProSource Receivables Corporation and ProSource Services Corporation, as Servicer, and various Financial Institutions and the Bank of Nova Scotia, as Issuer, as Swingline Bank and as Administrative Agent

10.28 Purchase and Sale Agreement, dated as of March 14, 1997, between ProSource Services Corporation and ProSource Receivables Corporation

10.29 Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000

10.30 Swingline Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $15,000,000

10.31 Form of Distribution Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

10.32 Form of Amendment Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

10.33          Addendum to Forms of Distribution Agreement and Amendment
               Agreement(1)

10.34 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and David R. Parker

10.35 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and Thomas C. Highland

10.36 Employment Agreement, dated as of April 1, 1995, between ProSource Services Corporation and Daniel Adzia(1)

                                EXHIBIT INDEX



10.37 Employment Agreement, dated July 1, 1992, between ProSource Services Corporation and Paul A. Garcia de Quevedo(1)

10.38 Employment Agreement, dated as of July 1, 1995, between ProSource Services Corporation and Dennis Andruskiewicz(1)

10.39 Employment Agreement, dated April 1, 1994, between ProSource Services Corporation and John E. Foley(1)

10.40          Amended and Restated Management Option Plan (1995)(5)

10.41          1996 Stock Option Plan(5)

10.42 Truck Lease and Service Agreement, dated as of May 19, 1995, between Ryder Truck Rental, Inc. and ProSource Services Corporation (4)(6)

10.43 Lease Agreement, dated as of August 22, 1991, between Burger King Corporation (subsequently assigned to ProSource Services Corporation) and Gelco Corporation, doing business as GE Capital Fleet Services(4)

10.44 Management Advisory Agreement, dated as of July 1, 1992, between OMI Partnership Holdings Ltd., an affiliate of Onex Corporation, and ProSource Services Corporation(4)

10.45 Termination Agreement, dated as of November 15, 1996, between OMI Partnership Holdings Ltd., an affiliate of Onex Corporation, and ProSource Services Corporation

13.1           Portions of 1996 Annual Report to Security Holders

21.1           Subsidiaries of the Company

27.1           Financial Data Schedule

-------------
(1) Incorporated by reference to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(3) Incorporated by reference to Amendment No. 2 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(4) Incorporated by reference to Amendment No. 3 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(5) Incorporated by reference to Amendment No. 4 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company.

(6)  Confidential treatment has been requested for portions of this Exhibit.