Form 10-Q
period 1997-03-29
PROSOURCE INC
filed 1997-05-13
CIK 946763

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 29, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

Commission File Number 0-21677

                                PROSOURCE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware
(State or other jurisdiction of                           65-0335019
 incorporation or organization)                (IRS Employer Identification No.)

            1500 San Remo Avenue, 3rd Floor, Coral Gables, FL 33146
             (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: (305)740-1000

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

               CLASS                                OUTSTANDING AT MAY 8, 1997

Class A Common Stock, $.01 par value                        3,400,000 shares
Class B Common Stock, $.01 par value                        5,923,956 shares

                                 PROSOURCE, INC.

                                      INDEX

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.           Financial Information.........................................           3

         Item 1.  Financial Statements..........................................           3

                  Condensed Consolidated Balance Sheets
                  March 29, 1997 and December 28, 1996..........................           3

                  Condensed Consolidated Statements of Operations
                  For the periods ended March 29, 1997 and March 30, 1996.......           4

                  Condensed Consolidated Statements of Cash Flows
                  For the periods ended  March 29, 1997 and March 30, 1996......           5

                  Notes to Condensed Consolidated Financial Statements..........           6

         Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................           8

PART II.          Other Information.............................................          11

         Item 1.  Legal Proceedings.............................................          11

         Item 2.  Changes in Securities.........................................          11

         Item 3.  Defaults upon Senior Securities...............................          11

         Item 4.  Submission of Matters to a Vote of Security Holders...........          11

         Item 5.  Other Information.............................................          11

         Item 6.  Exhibits and Reports on Form 8-K..............................          11

Exhibits........................................................................          14

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                 PROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 29, 1997 AND DECEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)


                                                                   MARCH 29,       DECEMBER 28,
                                                                     1997             1996(1)
                                                                  -----------      ------------
                                                                  (UNAUDITED)
                                     ASSETS

Current assets:
         Cash and cash equivalents                                  $ 10,643        $  2,763
         Accounts receivable, net                                    212,907         219,340
         Inventories                                                 148,689         144,040
         Prepaid expenses and other current assets                    23,757          21,234
                                                                    --------        --------
                  Total current assets                               395,996         387,377

Property and equipment, net                                           53,952          49,637
Intangible assets, net                                                41,635          42,135
Deferred income taxes, net                                            18,264          16,100
Other assets                                                           5,478          11,422
                                                                    --------        --------
                  Total assets                                      $515,325        $506,671
                                                                    ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                           $263,670        $257,854
         Accrued liabilities                                          39,999          42,475
         Current portion of long-term senior debt                         --           1,500
                                                                    --------        --------
                  Total current liabilities                          303,669         301,829

Long-term senior debt, less current portion                          129,000         111,084
Subordinated notes payable                                               500             500
Other noncurrent liabilities                                          10,185          14,743
                                                                    --------        --------
                  Total liabilities                                  443,354         428,156
                                                                    --------        --------
Commitments and contingencies
Stockholders' equity:
         Preferred Stock, $.01 par value                                  --              --
         Class A Common Stock, $.01 par value                             34              34
         Class B Common Stock, $.01 par value                             59              60
         Additional paid-in capital                                  104,747         105,256
         Accumulated deficit                                         (32,915)        (26,901)
         Accumulated foreign currency translation adjustments             46              66
                                                                    --------        --------
                  Total stockholders' equity                          71,971          78,515
                                                                    --------        --------

                  Total liabilities and stockholders' equity        $515,325        $506,671
                                                                    ========        ========


(1)      Condensed from audited financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 PROSOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE PERIODS ENDED MARCH 29, 1997 AND
                      MARCH 30, 1996 (DOLLARS IN THOUSANDS,
                            EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THIRTEEN WEEKS ENDED
                                                       --------------------
                                                    MARCH 29,        MARCH 30,
                                                      1997             1996
                                                   --------------------------
Net sales                                          $1,017,062        $968,668
Cost of sales                                         936,404         895,518
                                                   ----------        --------

     Gross profit                                      80,658          73,150

Operating expenses                                     78,098          73,479
Loss on impairment of
  long-lived assets                                        --          15,733
Restructuring charges                                      --          10,866
                                                   ----------        --------
     Earnings (loss) from operations                    2,560         (26,928)

Interest expense                                       (2,600)         (4,046)
Interest income                                           485             426
                                                   ----------        --------

Earnings (loss) before income
  taxes and extraordinary charge                          445         (30,548)

Income tax (provision) benefit                           (197)         11,348
                                                   ----------        --------

Earnings (loss) before
  extraordinary charge                                    248         (19,200)

Extraordinary charge, net of income
  tax benefit of $4,073 in 1997                        (6,262)             --
                                                   ----------        --------

Net loss                                           $   (6,014)       $(19,200)
                                                   ==========        ========


Net earnings (loss) per share:
 Earnings (loss) before extraordinary charge       $      .03        $  (3.64)
                                                   ==========        ========
Net loss                                           $     (.64)       $  (3.64)
                                                   ==========        ========

Average outstanding shares used
 in calculation (in thousands)                          9,347           5,280
                                                   ==========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 PROSOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIODS ENDED MARCH 29, 1997
                               AND MARCH 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED
                                                                     -------------------------
                                                                     MARCH 29,       MARCH 30,
                                                                       1997            1996
                                                                     --------        ---------
Cash flows from operating activities:
     Net loss                                                        $  (6,014)       $(19,200)
     Adjustments for non-cash items                                      9,784           2,635
     Changes in operating assets and liabilities                        (1,042)         (6,855)
                                                                     ---------        --------
         Net cash provided by (used in) operating activities             2,728         (23,420)
                                                                     ---------        --------

Cash flows from investing activities:
     Capital expenditures                                               (6,553)         (3,659)
                                                                     ---------        --------
         Net cash used in investing activities                          (6,553)         (3,659)
                                                                     ---------        --------

Cash flows from financing activities:
     Net borrowing from new long-term senior debt                      129,000              --
     Net borrowing (repayment) of former long-term senior debt        (112,584)         26,937
     Repayment on long-term debt to Onex                                    --          (1,415)
     Fees incurred in conjunction with long-term senior debt            (4,181)             --
     Proceeds from issuance of common stock                                 --           1,415
     Payments to acquire and retire treasury stock                        (510)            (14)
                                                                     ---------        --------
         Net cash provided by financing activities                      11,725          26,923
                                                                     ---------        --------

Effect of exchange rate changes on cash                                    (20)             (5)
                                                                     ---------        --------
         Net increase (decrease) in cash and cash equivalents            7,880            (161)
Cash and cash equivalents at beginning of period                         2,763           2,325
                                                                     ---------        --------
Cash and cash equivalents at end of period                           $  10,643        $  2,164
                                                                     =========        ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest to Onex                                            $      --        $    104
                                                                     =========        ========

         Interest to others                                          $   2,640        $  3,428
                                                                     =========        ========

         Income taxes, net of refunds                                $     207        $     52
                                                                     =========        ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 PROSOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  DESCRIPTION OF BUSINESS

     ProSource, Inc. (the "Parent") and its subsidiaries (collectively, the "Company") are engaged in the foodservice distribution business, specializing in limited-menu quick service and casual dining restaurant customers, primarily operating in the United States. As of March 29, 1997, the Company distributed to approximately 14,800 restaurants in such chains as Burger King, Red Lobster, Olive Garden, Long John Silver's, TGI Friday's, Chick-fil-A, Chili's and Sonic. The Company is a subsidiary of Onex Corporation (collectively with its affiliates, "Onex"), a company traded on the Toronto and Montreal stock exchanges.

     The Company operates on a 52-to-53-week accounting year ending on the last Saturday of each calendar year.

(2)  INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. Operating results for the thirteen weeks ended March 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1997 due, in part, to seasonal fluctuations in the Company's business and changes in economic conditions.

     The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended December 28, 1996.

(3)  EXTRAORDINARY CHARGE

     In March 1997, the Company entered into five-year loan agreements aggregating $225 million with a large financial institution to replace its existing credit facility. The agreements, which consist of a $150 million accounts receivable securitization facility and a $75 million inventory revolving-credit facility, provide the Company with greater financial flexibility as well as a lower cost of borrowing. The accounts receivable securitization facility bears interest, at the Company's option, of the prime rate or one-or-two month LIBOR plus 0.55%. The interest rate on the inventory facility is, at the Company's option, either prime plus up to 1% or LIBOR plus 0.75% to 2%, dependent on certain financial ratios.

                                 PROSOURCE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     ProSource Receivables Corporation ("PRC"), a subsidiary within the consolidated group, is the legal borrower for the accounts receivable securitization facility. The creditor for this facility has security interests in PRC's assets (consisting primarily of accounts receivable) and is entitled to be satisfied by such assets prior to equity holders.

     In connection with the early extinguishment of the previous credit facility, the Company recorded a pre-tax extraordinary charge of $10.3 million ($6.3 net of tax or $.67 per share) in the first quarter of 1997. This charge reflected the write-off of deferred financing costs of $6.3 million, prepayment penalties of $2.7 million and $1.3 million in costs associated with the termination of interest-rate protection agreements.

(4)  SUBSEQUENT EVENT

     On April 1, 1997 the Company discontinued its distribution services to Arby's restaurants. As of March 29, 1997, the Company was serving approximately 2,500 Arby's restaurants. Net sales generated from Arby's included in the accompanying statements of operations for the first quarter of 1997 and 1996 were approximately $98 million and $95 million, respectively. In the fourth quarter of 1996, the Company accrued approximately $10.6 million of costs associated with the termination of this agreement.

(5)  CONTINGENCIES

     The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Management believes that the outcome of such cases will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

ITEM 2.

                                 PROSOURCE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales.


                                                THIRTEEN WEEKS ENDED
                                               -----------------------
                                               MARCH 29,      MARCH 30,
                                                 1997           1996
                                                 ----           ----
Net sales                                       100.00%        100.00%
Cost of sales                                    92.07          92.45
                                                ------         ------
     Gross profit                                 7.93           7.55
Operating expenses                                7.68           7.59
Loss on impairment of long-lived assets             --           1.62
Restructuring charges                               --           1.12
                                                ------         ------
     Earnings (loss) from operations               .25          (2.78)
Interest expense, net                             (.21)          (.37)
                                                ------         ------
     Earnings (loss) before income taxes
     and extraordinary charge                      .04          (3.15)
Income tax (provision) benefit                    (.02)          1.17
                                                ------         ------
     Earnings (loss) before extraordinary
       charge                                      .02          (1.98)
Extraordinary charge, net                         (.62)            --
                                                ------         ------
     Net earnings (loss)                          (.60)%        (1.98)%
                                                ======         ======

                                 PROSOURCE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

     Net sales increased 5.0% to $1,017.1 million in the three month (13 weeks) fiscal period ended March 29, 1997 (the "1997 first quarter") from $968.7 million in the three month (13 weeks) fiscal period ended March 30, 1996 (the "1996 first quarter"). The increase in net sales is primarily attributable to increased sales volume at existing restaurants.

     Gross profit increased 10.3% to $80.7 million in the 1997 first quarter compared to $73.2 million in the 1996 first quarter due to the increase in net sales. As a percentage, gross profit increased from 7.6% to 7.9% due to an increase in revenues from value-added services.

     Operating expenses increased 6.3% to $78.1 million in the 1997 first quarter compared to $73.5 million in the 1996 first quarter due to the increase in net sales. As a percentage of net sales, operating expenses were slightly higher than in the 1996 first quarter.

     Earnings from operations in the 1997 first quarter were $2.6 million as compared to a loss in the 1996 first quarter of $26.9 million. The 1996 first quarter loss from operations included restructuring charges of $10.9 million and a loss on impairment in value of long-lived assets of $15.7 million, both of which were related to the Company's plan to consolidate and integrate its corporate and network operations. The loss from operations excluding restructuring and impairment losses in the 1996 first quarter was $0.3 million. The improvement in earnings from operations in the 1997 first quarter excluding the effect of the restructuring and impairment losses reflects the higher gross profit (derived primarily from value-added services) without a corresponding percentage increase in operating expenses.

     Net interest expense decreased 41.6% to $2.1 million in the 1997 first quarter from $3.6 million in the 1996 first quarter. Net interest expense as a percentage of net sales decreased 43.2% from 0.37% to 0.21%. The decrease in net interest expense was primarily as a result of the prepayment of outstanding indebtedness with the proceeds of the Company's initial public offering on November 15, 1996.

     The income tax provision in the 1997 first quarter was $0.2 million compared to an income tax benefit in the first quarter of 1996 of $11.3 million. The change in the tax provision was attributed to the Company's pre-tax profit in 1997 compared to a pre-tax loss in 1996. The effective rates of the Company's income tax provision (expressed as a percentage of pre-tax earnings or loss) were 44.3% for the 1997 first quarter and 37.1% for the 1996 first quarter, which rates reflect, after considering the effect of permanent differences, the anticipated annual effective rates for the respective fiscal years.

     The extraordinary charge in the 1997 first quarter relates to the early extinguishment of the Company's credit facility which resulted in a charge of $10.3 million, net of the related tax benefit of $4.1 million. See "Liquidity and Capital Resources."

                                 PROSOURCE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facilities, operating leases and normal vendor trade credit terms. The Company's cash flow from operations was $2.7 million in the 1997 first quarter compared to cash used in operating activities of $23.4 million in the 1996 first quarter. The increased cash flow from operations in the 1997 first quarter was primarily attributable to a timing difference in the payment of trade accounts payable between the 1997 and 1996 quarters.

     The Company anticipates capital expenditures of $20 to $30 million in 1997 in connection with the implementation of its new distribution network, including the expansion of warehousing facilities to accommodate expected growth, and for continued investment in computer systems. There can be no assurance that such capital expenditures will not be higher than currently anticipated. The Company intends to finance capital expenditures with cash provided from operations, borrowings under its credit facilities and through operating leases.

     Cash used in investing activities was $6.6 million in the 1997 first quarter, all of which related to capital expenditures, primarily for the distribution network ($2.8 million) and computer systems upgrades ($2.0 million). Cash used in investing activities was $3.7 million in the 1996 first quarter, all of which related to capital expenditures (primarily for cart delivery equipment and computer systems upgrades).

     In March 1997, the Company entered into five-year loan agreements aggregating $225 million with a large financial institution to replace its existing credit facility. The agreements consist of a $150 million accounts receivable securitization facility and a $75 million inventory revolving-credit facility. The accounts receivable securitization facility bears interest, at the Company's option, of the prime rate or one-or-two month LIBOR plus 0.55%. The interest rate on the inventory facility is, at the Company's option, either prime plus up to 1% or LIBOR plus 0.75% to 2%, dependent on certain financial ratios. The credit facilities are secured by liens on substantially all of the Company's assets and contain various restrictions on, among other things, the Company's ability to pay dividends and dispose of assets.

     The Company believes that the combination of cash flow generated from operations and borrowings available under its credit facilities are sufficient to satisfy its anticipated working capital needs for at least 12 months. Management may determine that it is necessary or desirable to obtain financing for growth through additional bank borrowings or the issuance of new debt or equity securities.

     The Company is a holding company with no independent operations or assets other than investment in its operating subsidiaries, and, as such, is dependent on its operating subsidiaries to obtain cash flow. The Company's loan agreement includes certain restrictive covenants which limit the flow of funds from the Company's subsidiaries to the parent company. Such covenants are not expected to have a material effect on the ability of the parent to meet its cash obligations.

                                 PROSOURCE, INC.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Management believes that the outcome of such cases will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           Forward Looking Statements

           This quarterly report contains certain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in such forward looking statements. Results are affected by economic trends in the quick service and casual dining segments of the restaurant industry, competitive conditions in the foodservice industry, adverse developments affecting the largest chains serviced by the Company or a decision by a major customer to revoke its approval of the Company as a distributor, developments such as unforeseen costs and expenses, inflation and complications arising from the complexity of the Company's new distribution network, and the Company's continued ability to make acquisitions of businesses on satisfactory terms.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 10.1  ProSource, Inc. 1997 Directors Stock Option Plan

                 10.2  ProSource, Inc. 1997 Employee Stock Purchase Plan

                 11.1  Computation of Earnings Per Share

                 27.1  Financial Data Schedule

           (b)   Reports on Form 8-K

                 No current report on Form 8-K was filed by the Company during the fiscal quarter ended March 29, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ProSource, Inc.


Date: May 12, 1997           /s/ William F. Evans
                             ---------------------------------------------------
                             William F. Evans
                             Executive Vice President, Chief Financial Officer



Date: May 12, 1997           /s/ Marcelino Iturrey
                             ---------------------------------------------------
                             Marcelino Iturrey
                             Vice President-Controller, Chief Accounting Officer