Form 10-Q
period 1997-06-28
PROSOURCE INC
filed 1997-08-11
CIK 946763

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 28, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________________ to __________________

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

              CLASS                                OUTSTANDING AT AUGUST 4, 1997
Class A Common Stock, $.01 par value                     3,400,500 shares
Class B Common Stock, $.01 par value                     5,923,456 shares

                                PROSOURCE, INC.

                                     INDEX

                                                                              PAGE
                                                                              NUMBER
                                                                              ------
PART I.     Financial Information

      Item 1.     Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -
                  June 28, 1997 and December 28, 1996........................     3

                  Condensed Consolidated Statements of Operations -
                  For the periods ended June 28, 1997 and June 29, 1996......     4

                  Condensed Consolidated Statements of Cash Flows -
                  For the periods ended June 28, 1997 and June 29, 1996......     5

                  Notes to Condensed Consolidated Financial Statements.......     6

      Item 2      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............     8

PART II.    Other Information

      Item 1.     Legal Proceedings..........................................     12

      Item 4.     Submission of Matters to a Vote of Security Holders........     12

      Item 5.     Other Information..........................................     12

      Item 6.     Exhibits and Reports on Form 8-K...........................     13

                               PROSOURCE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  JUNE 28,       DECEMBER 28,
                                                                    1997             1996
                                                                 ---------        ---------
                                                                 (UNAUDITED)          *
                                    ASSETS

Current assets:
      Cash and cash equivalents                                  $  16,998        $   2,763
      Accounts receivable, net                                     210,392          219,340
      Inventories                                                  140,165          144,040
      Prepaid expenses and other current assets                     23,880           21,234
                                                                 ---------        ---------
            Total current assets                                   391,435          387,377

Property and equipment, net                                         59,533           49,637
Intangible assets, net                                              41,136           42,135
Other assets                                                        23,949           27,522
                                                                 ---------        ---------
            Total assets                                         $ 516,053        $ 506,671
                                                                 =========        =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                           $ 220,802        $ 257,854
      Accrued liabilities                                           35,151           42,475
      Current portion of long-term senior debt                          --            1,500
                                                                 ---------        ---------
            Total current liabilities                              255,953          301,829

Long-term senior debt, less current portion                        179,800          111,084
Subordinated notes payable                                             500              500
Other noncurrent liabilities                                         7,789           14,743
                                                                 ---------        ---------
            Total liabilities                                      444,042          428,156
                                                                 ---------        ---------

Commitments and contingencies

Stockholders' equity:
      Preferred Stock, $.01 par value                                   --               --
      Class A Common Stock, $.01 par value                              34               34
      Class B Common Stock, $.01 par value                              59               60
      Additional paid-in capital                                   104,747          105,256
      Accumulated deficit                                          (32,857)         (26,901)
      Accumulated foreign currency translation adjustments              28               66
                                                                 ---------        ---------
            Total stockholders' equity                              72,011           78,515
                                                                 ---------        ---------

            Total liabilities and stockholders' equity           $ 516,053        $ 506,671
                                                                 =========        =========


*     Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    PROSOURCE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                 THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                              ------------------------------------------------------------------
                                              JUNE 28,           JUNE 29,           JUNE 28,           JUNE 29,
                                                1997               1996               1997               1996
                                              ------------------------------------------------------------------
Net sales                                     $ 970,783        $ 1,045,406        $ 1,987,845        $ 2,014,074
Cost of sales                                   894,632            963,482          1,831,036          1,859,000
                                              ---------        -----------        -----------        -----------
   Gross profit                                  76,151             81,924            156,809            155,074

Operating expenses                               73,618             76,279            151,716            149,758
Loss on impairment of
  long-lived assets                                  --                 --                 --             15,733
Restructuring charges                                --                 --                 --             10,866
                                              ---------        -----------        -----------        -----------
   Earnings (loss) from operations                2,533              5,645              5,093            (21,283)

Interest expense                                 (2,958)            (4,106)            (5,558)            (8,152)
Interest income                                     527                440              1,012                866
                                              ---------        -----------        -----------        -----------
   Earnings (loss) before income taxes
       and extraordinary charge                     102              1,979                547            (28,569)

Income tax (provision) benefit                      (44)              (736)              (241)            10,612
                                              ---------        -----------        -----------        -----------
   Earnings (loss) before extraordinary
       charge                                        58              1,243                306            (17,957)

Extraordinary charge, net of income
   tax benefit of $4,073 in 1997                     --                 --             (6,262)                --
                                              ---------        -----------        -----------        -----------
   Net earnings (loss)                        $      58        $     1,243        $    (5,956)       $   (17,957)
                                              =========        ===========        ===========        ===========

Net earnings (loss) per share:
   Earnings (loss) before extraordinary
       charge                                 $     .01        $       .23        $       .03        $     (3.39)
  Net earnings (loss)                         $     .01        $       .23        $      (.64)       $     (3.39)

Weighted average number of
     shares outstanding                           9,327              5,369              9,367              5,301


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 PROSOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             TWENTY-SIX WEEKS ENDED
                                                                            -------------------------
                                                                             JUNE 28,        JUNE 29,
                                                                               1997            1996
                                                                            ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $  (5,956)       $(17,957)
                                                                            ---------        --------
   Depreciation and amortization of property and equipment                      4,470           3,443
   Amortization of intangible assets and deferred debt-issuance costs           1,194           1,881
   Other adjustments to reconcile net loss to net cash used in
    operating activities                                                        7,086             723
   Changes in operating assets and liabilities                                (40,567)          9,461
                                                                            ---------        --------
      Net cash used in operating activities                                   (33,773)         (2,449)
                                                                            ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (14,544)         (8,041)
   Proceeds from sale of property and equipment                                   355              --
                                                                            ---------        --------
      Net cash used in investing activities                                   (14,189)         (8,041)
                                                                            ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing from new long-term senior debt                               179,800              --
   Net borrowing (repayment) of former long-term senior debt                 (112,584)         11,082
   Repayment of long-term debt to Onex                                             --            (615)
   Fees incurred in conjunction with long-term senior debt                     (4,471)             --
   Proceeds from issuance of common stock to Onex                                  --             615
   Payments to acquire and retire treasury stock                                 (510)           (164)
                                                                            ---------        --------
      Net cash provided by financing activities                                62,235          10,918
                                                                            ---------        --------

Effect of exchange rate changes on cash                                           (38)             (3)
                                                                            ---------        --------
      Net increase in cash and cash equivalents                                14,235             425
Cash and cash equivalents at beginning of period                                2,763           2,325
                                                                            ---------        --------
Cash and cash equivalents at end of period                                  $  16,998        $  2,750
                                                                            =========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest to Onex                                                      $       -        $  1,904

      Interest to others                                                    $   5,519        $  7,326

      Income taxes, net of refunds                                          $     328        $    123

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In February 1996, Onex converted an $800 convertible subordinated note into 80 shares of the Company's Class B common stock.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PROSOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 1997 due, in part, to seasonal fluctuations in the Company's business, the potential addition or loss of customers, and changes in economic conditions. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended December 28, 1996.

(2) EXTRAORDINARY CHARGE

   In March 1997, the Company entered into five-year loan agreements aggregating $225 million with a financial institution to replace its existing credit facility. The agreements, which consist of a $150 million accounts receivable securitization facility and a $75 million inventory revolving-credit facility, provide the Company with greater financial flexibility as well as a lower cost of borrowing. The accounts receivable securitization facility bears interest, at the Company's option, of the prime rate or one-or-two month LIBOR plus 0.55%. The interest rate on the inventory facility is, at the Company's option, either prime plus up to 1% or LIBOR plus 0.75% to 2%, dependent on certain financial ratios. The Company is required to comply with various covenants in connection with these agreements and borrowings are subject to calculations based on receivables and inventory. The credit facilities are secured by liens on substantially all of the Company's assets and contain various restrictions on, among other things, the Company's ability to pay dividends and dispose of assets.

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

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income

                                 PROSOURCE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt Statement No. 128 in the fourth quarter of fiscal 1997 and does not believe the effect of this adoption will have a material impact on EPS reported during periods prior to that date.


(4) CONTINGENCIES

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

                                 PROSOURCE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.


RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the components of the Company's condensed consolidated statements of operations expressed as a percentage of net sales.


                                              THIRTEEN  WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                              -----------------------         -----------------------
                                              JUNE 28,        JUNE 29,       JUNE 28,         JUNE 29,
                                                1997            1996            1997            1996
                                              -------         -------         -------         -------
Net sales                                      100.00%         100.00%         100.00%         100.00%
Cost of sales                                   92.16           92.16           92.11           92.30
                                              -------         -------         -------         -------
   Gross profit                                  7.84            7.84            7.89            7.70
Operating expenses                               7.58            7.30            7.63            7.44
Loss on impairment of long-lived assets            --              --              --             .78
Restructuring charges                              --              --              --             .54
                                              -------         -------         -------         -------
   Earnings (loss) from operations                .26             .54             .26           (1.06)
Interest expense, net                            (.25)           (.35)           (.23)           (.36)
                                              -------         -------         -------         -------
   Earnings (loss) before income taxes
        and extraordinary charge                  .01             .19             .03           (1.42)
Income tax (provision) benefit                   (.00)           (.07)           (.01)            .53
                                              -------         -------         -------         -------
   Earnings (loss) before extraordinary
        charge                                    .01             .12             .02            (.89)
Extraordinary charge, net                          --              --            (.32)             --
                                              -------         -------         -------         -------
     Net earnings (loss)                          .01%            .12%           (.30)%          (.89)%
                                              =======         =======         =======         =======

                                  PROSOURCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

   In the following comparisons of the results of operations, the three and six month periods ended June 28, 1997 and June 29, 1996 are referred to as 1997 and 1996, respectively.

THREE MONTHS ENDED JUNE 28, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996

   Net sales decreased 7.1% to $970.8 million in 1997 from $1.0 billion in 1996. The Company's sales during 1997 were adversely affected by the termination of its distribution contract with Arby's effective April 1, 1997. Sales to the remaining customer base in 1997 increased 3.6% over 1996.

   Gross profit declined 7.0%, to $76.2 million in 1997 from $81.9 million in 1996 as a result of the decrease in net sales. As a percentage, gross profit remained constant at 7.8% in 1997 when compared to 1996.

   Operating expenses decreased $2.7 million, or 3.5%, to $73.6 million in 1997 from $76.3 million in 1996. As a percentage of net sales, operating expenses increased in 1997 to 7.6% from 7.3% in 1996. The increased percentage is primarily caused by costs associated with the loss of the Arby's business. Operating expenses in 1997 were also impacted by additional costs incurred in connection with an attempted acquisition and increased expenses related to truck maintenance. The Company has entered into a new fleet leasing and maintenance agreement with Penske, to begin in the third quarter of 1997, which will replace Ryder in most locations.

   Net interest expense decreased 33.7% from $3.7 million (.35% of net sales) in 1996 to $2.4 million (.25% of net sales) in 1997 due mainly to the prepayment of indebtedness in November 1996 with the proceeds of the Company's initial public offering. In March 1997, the Company replaced its existing credit line agreement with two agreements from another financial institution. The new agreements provide the Company with a lower borrowing rate and account for a portion of the decline in interest expense realized during 1997.

   The effective income tax rates for 1997 and 1996 were 43.1% and 37.2%, respectively. Such rates reflect the annual anticipated effective rates for the respective fiscal years.

   Overall, the Company generated net earnings of $58,000 ($.01 per share) in 1997 compared to $1.2 million ($.23 per share) in 1996. The decline in net earnings in 1997 when compared to 1996 is the result of a lower gross profit (resulting primarily from the Arby's contract termination) which was partially mitigated by decreases in operating and interest expenses.

              PROSOURCE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

   Net sales decreased $26.2 million, or 1.3%, to $1.988 billion in 1997 from $2.014 billion in 1996. The decline in net sales experienced during the second quarter resulting from the termination of the Arby's distribution contract outweighed the 4.0% increase in sales with other customers realized during the six month period.

   Gross profit increased 1.1% to $156.8 million in 1997 from $155.1 million in 1996. The gross profit percent increased to 7.9% in 1997 from 7.7% in 1996 as a result of slightly improved margins.

   Operating expenses increased 1.3% to $151.7 million (7.6% of net sales) in 1997 from $149.8 million (7.4% of net sales) in 1996. The $2.7 million (3.5%) decrease in operating expenses achieved in the second quarter of 1997 was less than the $4.6 million (6.3%) increase over the prior-year period reported for the first quarter of 1997. The savings realized in the second quarter were adversely impacted by a number of factors previously discussed in the comparison of the three months ended June 28, 1997 and June 29, 1996.

   Net interest expense decreased $2.7 million (or 37.6%) from $7.3 million in 1996 to $4.5 million in 1997. The lower interest for 1997 is due to the same reasons as cited in the comparison of the three months ended June 28, 1997 and June 29, 1996.

   The effective income tax rates for 1997 and 1996 were 44.1% and 37.1%, respectively. Such rates reflect the annual anticipated effective rates for the respective fiscal years.

   For 1997, the Company's earnings before extraordinary charge totaled $306,000 ($.03 per share) compared to a loss of $18.0 million ($3.39 per share) in 1996. The operating results for 1996 included a loss on impairment of long-lived assets of $15.7 million and restructuring charges of $10.9 million, both of which were related to the Company's plan to consolidate and integrate its corporate and distribution network operations. Excluding these non-recurring items, the 1996 net loss was $1.2 million ($.23 per share). The improvement in operations for 1997 is the result of a $1.7 million increase in gross profit combined with a $2.7 million decrease in net interest expense which exceeds the $2.0 million increase in operating expenses.

   The extraordinary charge of $6.3 million, net of income tax benefit, in 1997 is related to the early extinguishment of the Company's credit facility in March 1997. This charge reflects the write-off of deferred financing costs, prepayment penalties and costs associated with the termination of interest rate protection agreements.

   Restaurants owned or franchised by Burger King Corporation collectively accounted for 44.2% and 40.0% of the Company's sales in 1997 and 1996, respectively. In addition, sales to Darden Restaurants, Inc. (owner of Red Lobster and Olive Garden restaurants) accounted for 22.0% and 22.1% of the Company's sales for 1997 and 1996, respectively.

                                  PROSOURCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

   The Company meets its liquidity needs through cash provided by operations, normal vendor trade credit terms, operating leases and borrowings under its credit facilities.

   The Company borrowed $62.2 million during the period from December 28, 1996 to June 28, 1997 to fund its operating and investing activities and increased its cash and cash equivalents by $14.2 million. In addition, the Company paid $4.5 million in fees associated with the early extinguishment of its previous facility in March, 1997. Approximately $0.5 million was used to acquire and retire treasury stock.

   Net cash of $33.8 million was used in operating activities during the six-month period. Included in this usage are $11.7 million of non-recurring payments for acquisition, contract termination and restructuring related items.

   The Company used $14.2 million in investing activities during the first six months of 1997. This is comprised of capital expenditures (primarily of $6.7 million for the distribution network and $4.8 million for computer system upgrades). The Company anticipates capital expenditures of approximately $30 million in 1997, connected primarily with the implementation of its new distribution network, including the expansion of warehousing facilities to accommodate expected growth, and for continued investment in computer systems. There can be no assurance that capital expenditures will not be higher than currently anticipated. The Company intends to finance such capital expenditures with cash provided by operations and borrowings under its credit facilities.

CREDIT FACILITIES

   In March 1997, the Company entered into five-year loan agreements aggregating $225 million with a financial institution to replace its existing credit facility. The agreements consist of a $150 million accounts receivable securitization facility and a $75 million inventory revolving-credit facility. The accounts receivable securitization facility bears interest, at the Company's option, of the prime rate or one-or-two month LIBOR plus 0.55%. The interest rate on the inventory facility is, at the Company's option, either prime plus up to 1% or LIBOR plus 0.75% to 2%, dependent on certain financial ratios. The Company is required to comply with various covenants in connection with these agreements and borrowings are subject to calculations based on receivables and inventory. The credit facilities are secured by liens on substantially all of the Company's assets and contain various restrictions on, among other things, the Company's ability to pay dividends and dispose of assets.

   The Company is a holding company with no independent operations or assets other than investment in its operating subsidiaries, and, as such, is dependent on its operating subsidiaries to obtain cash flow. The Company's loan agreements include certain restrictive covenants which limit the flow of funds from the Company's subsidiaries to the parent company. Such covenants are not expected to have a material effect on the ability of the parent to meet its cash obligations.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            During the Company's Annual Meeting, held on April 29, 1997, the stockholders of 7,489,855 shares (1,779,499 Class A and 5,710,356 Class B common shares), which represented 80.3% of issued and outstanding shares, voted on the following matters:

            (I) to elect David R. Parker, Thomas C. Highland, Daniel J. Adzia, Gerald W. Schwartz, Anthony R. Melman, Michael Carpenter, Anthony Munk, C. Lee Johnson and R. Geoffrey P. Styles to serve as directors of the Company until the 1998 Annual Meeting of Stockholders by 58,858,159 (94.0%) votes cast for the proposal in favor and 24,900 (.04%) votes withheld;

            (II) to approve the Company's 1997 Director's Stock Option Plan by 58,556,776 (93.5%) votes cast for the proposal in favor, 56,900 (.09%) votes against and 76,200 (.12%) votes abstained;

            (III) to approve the Company's 1997 Employee Stock Purchase Plan by 56,660,026 (90.5%) votes cast for the proposal in favor, 4,600 (.01%) votes against and 25,250 (.04%) votes abstained; and

            (IV) to ratify the appointment of KPMG Peat Marwick LLP to serve as the Company's auditors for the fiscal year ending December 27, 1997 by 58,806,409 (93.9%) votes cast for the proposal in favor, 2,150 (.00%) votes against and 74,500 (.12%) votes abstained.

            Each share of the Company's Class A Common Stock is entitled to one vote and each share of the Company's Class B Common Stock is entitled to ten votes.

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

                                  PROSOURCE, INC.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  3.1 Amended and Restated By-Laws of the Company, as amended by Amendment No. 1 thereto.

                  4.1 Amended and Restated ProSource, Inc. 1997 Employee Stock Purchase Plan

                  11.1  Computation of Earnings Per Share

                  27.1  Financial Data Schedule

            (b)   Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the fiscal quarter ended June 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PROSOURCE, INC.



Date: August 11, 1997       /s/ William F. Evans
                            --------------------------------------
                            William F. Evans
                            Executive Vice President, Chief Financial Officer



Date: August 11, 1997       /s/ Marcelino Iturrey
                            --------------------------------------
                            Marcelino Iturrey
                            Vice President-Controller, Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit               Description
-------               -----------
3.1                   Amended and Restated By-Laws of the Company, as amended by Amendment No. 1 thereto

4.1                   Amended and Restated ProSource, Inc. 1997 Employee Stock
                      Purchase Plan

11.1                  Computation of Earnings Per Share

27.1                  Financial Data Schedule