Form 10-Q
period 1997-09-27
PROSOURCE INC
filed 1997-11-12
CIK 946763

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 27, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ________________

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

             CLASS                                                OUTSTANDING AT NOVEMBER 5, 1997
Class A Common Stock, $.01 par value                                        3,449,499 shares
Class B Common Stock, $.01 par value                                        5,903,756 shares

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

                           Consolidated Balance Sheets -
                           September 27, 1997 and December 28, 1996...............................................3

                           Consolidated Statements of Operations -
                           For the periods ended September 27, 1997 and
                           September 28, 1996.....................................................................4

                           Consolidated Statements of Cash Flows -
                           For the periods ended  September 27, 1997 and
                           September 28, 1996.....................................................................5

                           Notes to Consolidated Financial Statements.............................................6

         Item 2            Management's Discussion and Analysis
                           of Financial Condition and Results of Operations.......................................9

PART II.          OTHER INFORMATION

         Item 1.           Legal Proceedings.....................................................................13

         Item 5.           Other Information.....................................................................13

         Item 6.           Exhibits and Reports on Form 8-K......................................................13

                                 PROSOURCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 27,    DECEMBER 28,
                                                                        1997             1996
                                                                     ----------        ---------
                                                                     (UNAUDITED)          *
                                     ASSETS
Current assets:
         Cash and cash equivalents                                   $  15,194             2,763
         Accounts receivable, net                                      195,810           219,340
         Inventories                                                   144,700           144,040
         Deferred income taxes, net                                     11,003            10,914
         Prepaid expenses and other current assets                       9,616             7,373
                                                                     ---------         ---------
                  Total current assets                                 376,323           384,430

Property and equipment, net                                             65,139            49,637
Intangible assets, net                                                  40,636            42,135
Deferred income taxes, net                                              19,120            16,100
Other assets                                                             8,346            11,422
                                                                     ---------         ---------
                  Total assets                                       $ 509,564         $ 503,724
                                                                     =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                            $ 233,882         $ 254,907
         Accrued liabilities                                            31,580            42,475
         Current portion of long-term senior debt                           --             1,500
                                                                     ---------         ---------
                  Total current liabilities                            265,462           298,882

Long-term senior debt, less current portion                            165,300           111,084
Subordinated notes payable                                                 500               500
Other noncurrent liabilities                                             5,613            14,743
                                                                     ---------         ---------
                  Total liabilities                                    436,875           425,209
                                                                     ---------         ---------

Commitments and contingencies

Stockholders' equity:
         Preferred Stock, $.01 par value                                    --                --
         Class A Common Stock, $.01 par value                               34                34
         Class B Common Stock, $.01 par value                               59                60
         Additional paid-in capital                                    104,720           105,256
         Accumulated deficit                                           (32,139)          (26,901)
         Accumulated foreign currency translation adjustments               15                66
                                                                     ---------         ---------
                  Total stockholders' equity                            72,689            78,515
                                                                     ---------         ---------

                  Total liabilities and stockholders' equity         $ 509,564         $ 503,724
                                                                     =========         =========

* Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these consolidated financial statements.

                                 PROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                               ---------------------------------       ---------------------------------
                                               SEPTEMBER 27,       SEPTEMBER 28,       SEPTEMBER 27,       SEPTEMBER 28,
                                                    1997               1996                1997                1996
                                                    ----               ----                ----                ----
Net sales                                        $ 945,817         $ 1,053,537         $ 2,933,662         $ 3,067,611
Cost of sales                                      868,500             972,762           2,699,536           2,831,762
                                                 ---------         -----------         -----------         -----------

     Gross profit                                   77,317              80,775             234,126             235,849


Operating expenses                                  72,998              75,020             224,714             224,778
Loss on impairment of
  long-lived assets                                     --                  --                  --              15,733
Restructuring charges                                   --                  --                  --              10,866
                                                 ---------         -----------         -----------         -----------

     Earnings (loss) from operations                 4,319               5,755               9,412             (15,528)


Interest expense                                    (3,178)             (3,789)             (8,736)            (11,941)
Interest income                                        386                 398               1,398               1,264
                                                 ---------         -----------         -----------         -----------

     Earnings (loss) before income taxes
         and extraordinary item                      1,527               2,364               2,074             (26,205)

Income tax (provision) benefit                        (809)             (1,007)             (1,050)              9,605
                                                 ---------         -----------         -----------         -----------

     Earnings (loss) before extraordinary
         item                                          718               1,357               1,024             (16,600)

Extraordinary item, net of income
   tax benefit of $4,073 in 1997                        --                  --              (6,262)                 --
                                                 ---------         -----------         -----------         -----------

     Net earnings (loss)                         $     718         $     1,357         $    (5,238)        $   (16,600)
                                                 =========         ===========         ===========         ===========

Net earnings (loss) per share:
   Earnings (loss) before extraordinary
       item                                      $    0.08         $      0.25         $      0.11         $     (3.13)
  Net earnings (loss)                            $    0.08         $      0.25         $     (0.56)        $     (3.13)

Weighted average number of
     shares outstanding                              9,326               5,355               9,334               5,304

                      The accompanying notes are an integral part of these consolidated financial statements.

                                 PROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THIRTY-NINE WEEKS ENDED
                                                                                  ------------------------------
                                                                                  SEPTEMBER 27,    SEPTEMBER 28,
                                                                                      1997             1996
                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $  (5,238)        $(16,600)
     Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
         Depreciation and amortization of property and equipment                       6,820            5,298
         Amortization of intangible assets and deferred debt issuance costs            1,801            2,847
         Bad debt expense                                                              1,305            1,352
         Extraordinary loss on early extinguishment of long-term debt                 10,335               --
         Loss on impairment of long-lived assets                                          --           15,733
         Deferred income taxes (benefit)                                              (3,109)          (9,757)
         Gain on sale of property and equipment                                         (671)              --
         Changes in operating assets and liabilities:
            Decrease in accounts receivable                                           22,225           28,153
            (Increase) decrease in inventories                                          (660)           8,616
            Increase in prepaid expenses and other current assets                     (2,663)          (2,565)
            Increase in other assets                                                  (2,609)         (12,848)
            Decrease in accounts payable                                             (21,025)         (31,009)
            (Decrease) increase in other accrued liabilities                         (10,877)           6,233
            (Decrease) increase in other noncurrent liabilities                       (9,130)          10,135
                                                                                   ---------         --------
                  Net cash (used in) provided by operating activities                (13,496)           5,588
                                                                                   ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (23,443)         (12,725)
     Proceeds from sale of property and equipment                                      1,792               --
                                                                                   ---------         --------
         Net cash used in investing activities                                       (21,651)         (12,725)
                                                                                   ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing from new long-term senior debt                                    165,300               --
     Net (repayment) borrowing from former long-term senior debt                    (112,584)           7,798
     Repayments of long-term debt to Onex                                                 --             (615)
     Borrowings on long-term debt from Onex                                               --              378
     Fees incurred in conjunction with long-term senior debt                          (4,532)              --
     Proceeds from issuance of common stock to Onex                                       --              615
     Payments to acquire and retire treasury stock                                      (555)            (173)
                                                                                   ---------         --------
         Net cash provided by (used in) financing activities                          47,629            8,003
                                                                                   ---------         --------

Effect of exchange rate changes on cash                                                  (51)             (12)
                                                                                   ---------         --------
         Net increase in cash and cash equivalents                                    12,431              854
Cash and cash equivalents at beginning of year                                         2,763            2,325
                                                                                   ---------         --------
Cash and cash equivalents at end of year                                           $  15,194         $  3,179
                                                                                   =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

         Interest to Onex                                                          $      --         $  1,904
         Interest to others                                                        $   8,681         $  9,713
         Income taxes, net of refunds                                              $     343         $    134

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In February 1996, Onex converted an $800 convertible subordinated note into 80 shares of the Company's class B common stock.

                      The accompanying notes are an integral part of these consolidated financial statements.

                                 PROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended December 28, 1996.

     The Company operates on a 52-to 53-week accounting year ending on the last Saturday of each calendar year. Operating results for the thirteen and thirty-nine weeks ended September 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 1997 due, in part, to seasonal fluctuations in the Company's business, the potential addition or loss of customers, and changes in economic conditions.


     Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.


(2) EXTRAORDINARY ITEM

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

     The new agreements, which consist of a $150 million accounts receivable securitization facility and a $75 million inventory revolving-credit facility, bear interest based on either the prime rate or LIBOR plus an additional spread based on certain financial ratios. As of September 27, 1997, the combined effective rate on both facilities was 7.02%. The Company is required to comply with various covenants in connection with these agreements and borrowings are subject to calculations based on receivables and inventory. The credit facilities are secured by liens on substantially all of the Company's assets and contain various restrictions on, among other things, the Company's ability to pay dividends and dispose of assets.

     ProSource Receivables Corporation ("PRC"), a subsidiary within the consolidated group, is the legal borrower for the accounts receivable securitization facility. The creditor for this facility has security interests in PRC's assets (consisting primarily of accounts receivable) and is entitled to be satisfied by such assets prior to equity holders.

                                 PROSOURCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(3) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share"("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings share per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No.15. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of the fiscal year ending December 27, 1997, as early adoption is not permitted. Upon adoption, earnings per share data for prior periods are required to be restated. The pro forma basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS 128 for the thirteen and thirty-nine weeks ended September 27, 1997 and September 26, 1996 are as follows :



                                                        THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                   -------------------------------   --------------------------------
                                                   SEPTEMBER 27,     SEPTEMBER 28,   SEPTEMBER 27,      SEPTEMBER 28,
                                                        1997             1996             1997              1996
                                                        ----             ----             ----              ----
PRO FORMA BASIC EARNINGS PER SHARE:

  Earnings (loss) before extraordinary item            $0.08            $0.26            $ 0.11            $(3.13)

  Net earnings (loss)                                  $0.08            $0.26            $(0.56)           $(3.13)


PRO FORMA DILUTED EARNINGS PER SHARE:

  Earnings (loss) before extraordinary item            $0.08            $0.25            $ 0.11            $(3.13)

  Net earnings (loss)                                  $0.08            $0.25            $(0.56)           $(3.13)

     In February, 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued. This statement establishes required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. As such, the issuance of SFAS No. 129 is not expected to require significant revision of prior disclosures. The company will adopt SFAS No. 129 in the fourth quarter of the fiscal year ending December 27, 1997.

     In June 1997, SFAS No.130, "Reporting Comprehensive Income," was issued. SFAS No.130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains

                                 PROSOURCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - (CONTINUED)

and losses) in a full set of general-purpose financial statements. SFAS No.130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No.130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No.130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not believe the effect of this adoption will have a material impact on the consolidated results of operations or the financial position of the Company.


     In June 1997, SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No.131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No.131, which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No.131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No.131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No.131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No.131 is effective for financial statements for periods beginning after December 15, 1997. Although management has not thoroughly assessed the impact this statement will have on the Company's financial statements, management does not believe it will be material.



(4) CUSTOMER DISTRIBUTION AGREEMENTS


     In August 1997, the Company extended its distribution services contract with Darden Restaurants, Inc. (owner of Red Lobster and Olive Garden restaurants) until June 2002.



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


                                                     THIRTEEN  WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                 -----------------------------   -----------------------------
                                                 SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                                     1997            1996            1997            1996
                                                     ----            ----            ----            ----
Net sales                                           100.00%         100.00%         100.00%         100.00%
Cost of sales                                        91.83           92.34           92.02           92.31
                                                    ------          ------          ------          ------

     Gross profit                                     8.17            7.66            7.98            7.69

Operating expenses                                    7.71            7.12            7.66            7.33
Loss on impairment of long-lived assets                 --              --              --            0.51
Restructuring charges                                   --              --              --            0.35
                                                    ------          ------          ------          ------

     Earnings (loss) from operations                  0.46            0.54            0.32           (0.50)

Interest expense, net                                (0.30)          (0.32)          (0.25)          (0.35)
                                                    ------          ------          ------          ------

     Earnings (loss) before income taxes
          and extraordinary item                      0.16            0.22            0.07           (0.85)

Income tax (provision) benefit                       (0.08)          (0.10)          (0.03)           0.31
                                                    ------          ------          ------          ------

     Earnings (loss) before extraordinary
          item                                        0.08            0.12            0.04           (0.54)

Extraordinary item, net                                 --              --           (0.22)              --
                                                     ------          ------          ------          ------

     Net earnings (loss)                              0.08%           0.12%          (0.18)%         (0.54)%
                                                     ======          ======          ======          ======

                                 PROSOURCE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

     In the following comparisons of the results of operations, the thirteen and thirty-nine week periods ended September 27, 1997 and September 28, 1996 are referred to as 1997 and 1996, respectively.

THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996

     Net sales declined 10.2% to $945.8 million in 1997 from $1.1 billion in 1996. The Company's 1997 sales continue to be adversely affected by the termination of its distribution contract with Arby's effective April 1, 1997 and by a generally weak restaurant sales environment. In addition, sales to the Burger King Corporation and its franchisees were negatively impacted by the publicity surrounding Hudson Beef's decision to recall 25 million pounds of beef in connection with an E.coli bacteria scare.

     Gross profit decreased 4.3% to $77.3 million in 1997 from $80.8 million in 1996 as a result of the decrease in net sales. As a percentage, gross profit increased to 8.2% in 1997 from 7.7% in 1996 reflecting a change in the sales mix and the Company's initiative to increase its value added services, including transportation services.

     Operating expenses decreased $2.0 million, or 2.7%, to $73.0 million in 1997 from $75.0 million in 1996. As a percentage of net sales, operating expenses increased to 7.7% in 1997 from 7.1% in 1996 due primarily to the impact that certain fixed costs have on the lower sales volume.

     Net interest expense decreased 17.7% from $3.4 million (.32% of net sales) in 1996 to $2.8 million (.30% of net sales) in 1997 due to a lower effective interest rate on borrowings. In March 1997, the Company replaced its existing credit line agreement with two agreements from another financial institution. The new agreements provide the Company with a lower borrowing rate and greater financial flexibility.

     The effective income tax rates for 1997 and 1996 were 53.0% and 42.6%, respectively. The increased 1997 effective tax rate is due to the estimated impact of permanent tax differences on a relatively low level of pretax earnings. Such rates reflect the annual anticipated effective rates for the respective fiscal years.

     Overall the Company generated net earnings of $718,000 ($0.08 per share) in 1997 compared to $1.4 million ($0.25 per share) in 1996. The decline in net earnings is the result of a lower gross profit (resulting primarily from the Arby's contract termination) which was partially mitigated by decreases in operating and interest expenses.

                                 PROSOURCE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996

     Net sales decreased $133.9 million, or 4.4%, to $2.934 billion in 1997 from $3.068 billion in 1996. This decline is primarily attributed to the termination of the Arby's distribution contract effective April 1, 1997.

     Gross profit decreased slightly by 0.7% to $234.1 million in 1997 from $235.8 million in 1996. The gross profit percent increased to 8.0% from 7.7% as a result of the Company's efforts to increase its value added services and a change in sales mix.

     Operating expenses decreased slightly to $224.7 million in 1997 from $224.8 million in 1996. The $4.6 million increase in operating expenses noted in the first quarter of 1997 has been mitigated by the $4.7 million decrease noted in the second and third quarters of 1997. As a percentage, of net sales, operating expenses increased to 7.7% in 1997 from 7.3% in 1996 due primarily to the impact that certain fixed costs have on a lower sales volume.

     Net interest expense decreased $3.3 million (or 31.3%) from $10.7 million in 1996 to $7.3 million in 1997. This is due to the prepayment of indebtedness in November 1996 with the proceeds of the Company's initial public offering as well as the lower effective interest rate on the new credit facilities.

     The effective income tax rates for 1997 and 1996 were 50.6% and 36.7%, respectively. The increased 1997 effective tax rate is due to the estimated impact of permanent tax differences on a relatively low level of pretax earnings on an absolute dollar basis. Such rates reflect the annual anticipated effective rates for the respective fiscal years.

     For 1997, the Company's earnings before extraordinary item totaled $1.0 million ($0.11 per share) compared to a loss of $16.6 million ($3.13 per share) in 1996. The operating results for 1996 included a loss on impairment of long-lived assets of $15.7 million and restructuring charges of $10.9 million, both of which were related to the Company's plan to consolidate and integrate its corporate and distribution network operations. Excluding these non-recurring items, the Company produced net income of $0.1 million ($0.02 per share) in 1996. The improvement in 1997's earnings is primarily the result of reduced interest expense.

     The extraordinary charge of $6.3 million, net of income tax benefit, in 1997 is related to the early extinguishment of the Company's credit facility in March 1997. This charge reflects the write-off of deferred financing costs, prepayment penalties and costs associated with the termination of interest rate protection agreements.

     Restaurants owned or franchised by Burger King Corporation collectively accounted for 44.4% and 39.9% of the Company's sales in 1997 and 1996, respectively. In addition, sales to Darden Restaurants, Inc. (owner of Red Lobster and Olive Garden restaurants) accounted for 21.3% and 21.7% of the Company's sales for 1997 and 1996, respectively.

                                 PROSOURCE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its liquidity needs through cash provided by operations, normal vendor trade credit terms, operating leases and borrowings under its credit facilities. Excluding the $15.1 million of non-recurring payments for acquisition, contract termination and restructure related items, the Company generated net cash of $1.6 million from operating activities during the thirty-nine week period.

     The Company borrowed $52.7 million during the period from December 28, 1996 to September 27, 1997 to fund its operating and investing activities and increased its cash and cash equivalents by $12.4 million. In addition, the Company paid $4.5 million in fees associated with the early extinguishment of its previous facility in March 1997. Approximately $0.6 million was used to acquire and retire treasury stock.

     The Company used $21.7 million in investing activities during the first nine months of 1997. This is comprised of capital expenditures (primarily of $9.6 million for computer system upgrades and $7.8 million for distribution facilities and equipment). The Company anticipates capital expenditures of approximately $30 million in 1997, connected primarily with the implementation of its new distribution network, including the expansion of warehousing facilities to accommodate expected growth, and for continued investment in computer systems. There can be no assurance that capital expenditures will not be higher than currently anticipated. The Company intends to finance such capital expenditures with cash provided by operations and borrowings under its credit facilities.

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

Item 5.           Other Information

                  Forward Looking Statements

                  This quarterly report contains certain forward looking statements within the meaning of Section 21E of the Security Exchange Act of 1934 that involve risks and uncertainties. The results of the Company are affected by economic trends impacting its customers and impacting the quick service and casual dining segments of the restaurant industry, in general. Also, the Company is in a highly competitive business, is in the process of integrating its operations, and is implementing a strategic plan intended to expand its business through acquisitions and internal growth and improve its cost structure. There can be no assurance that in its highly competitive business environment, the Company will achieve the planned efficiencies and cost savings, successfully acquire other distributors, or increase its business with new or existing customers.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        10.1  Vehicle Lease and Service Agreement

                        10.2  License Agreement

                        11.1  Computation of Earnings Per Share

                        27.1  Financial Data Schedule

                  (b)   Reports on Form 8-K

                         The Company did not file any reports on Form 8-K during the fiscal quarter ended September 27, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PROSOURCE, INC.



Date: November 12, 1997                   /s/   William F. Evans
                                       ----------------------------------------
                                       William F. Evans
                                       Executive Vice President, Chief
                                       Financial Officer



Date: November 12, 1997                   /s/   Marcelino Iturrey
                                       ----------------------------------------
                                       Marcelino Iturrey
                                       Vice President-Controller, Chief
                                       Accounting Officer

                                EXHIBIT INDEX

                        10.1  Vehicle Lease and Service Agreement

                        10.2  License Agreement

                        11.1  Computation of Earnings Per Share

                        27.1  Financial Data Schedule