Form 10-K
period 1997-12-27
PROSOURCE INC
filed 1998-03-03
CIK 946763

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 27, 1997.

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From _______________ to
      _______________.

                         Commission file number 0-21677

                                 PROSOURCE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        65-0335019
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                              1500 San Remo Avenue
                           Coral Gables, Florida 33146
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 740-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   |X|                 No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 20, 1998 was approximately $42,079,251. The market value calculation was determined using the closing sale price of the Registrant's Class A Common Stock on February 20, 1998, as reported on the Nasdaq National Market.

At February 20, 1998, the registrant had outstanding 3,526,835 shares of Class A Common Stock and 5,856,756 shares of Class B Common Stock.

                                 DOCUMENTS INCORPORATED BY REFERENCE


Part of Form 10-K    Documents from which portions are incorporated by reference

Part IV Portions of the Registrant's Registration Statement on Securities and Exchange Commission Form S-1 (registration no. 333-11499) are incorporated by reference into Item 14.

                                    FORM 10-K
                                 PROSOURCE, INC.

                                     Part I

Item 1. Business.

      ProSource, Inc. ("ProSource" or the "Company") provides foodservice distribution services to chain restaurants in North America and provides purchasing and logistics services to the foodservice market. The Company distributes a wide variety of items, including fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and pre-processed produce, beverages, dairy products, paper goods and cleaning and other supplies. The Company serves a variety of restaurants, including Burger King, Red Lobster, Long John Silver's, Olive Garden, TGIFriday's, Chick-fil-A, Chili's, Sonic, TCBY and Wendy's. ProSource is an indirect subsidiary of Onex Corporation (together with its affiliates, "Onex"). See "Controlling Stockholder."

      The Company was formed in 1992 to acquire Burger King Distribution Services ("BKDS"), the "in-house" distributor for Burger King Corporation ("BKC"), which serviced approximately 4,150 Burger King restaurants. Since the acquisition, ProSource has, through a combination of acquisitions and internal growth, become a leading distributor to chain restaurants, servicing approximately 12,700 restaurants within 16 different restaurant chains as of December 27, 1997. In March 1995, the Company acquired substantially all of the assets and assumed certain liabilities of the National Accounts Division ("NAD") of The Martin-Brower Company ("Martin-Brower"), which added a total of approximately 8,000 restaurants within 11 chains included in the Company's current customer base. The Company has also been successful in expanding through internally generated sales. Since the Company's formation in 1992, net sales have grown from $1.3 billion in 1993 (the first full year of operations) to $3.9 billion in 1997.

      The Company was incorporated in 1992 as a Delaware corporation. Its principal executive offices are located at 1500 San Remo Avenue, Coral Gables, Florida 33146, and the Company's telephone number is (305) 740-1000. The Company operates under the name "ProSource Distribution Services."

Operations and Distribution

      The Company's operations can generally be categorized into two business processes: (i) product replenishment and (ii) order fulfillment. Product replenishment involves the management of logistics from the vendor location through the delivery of products to the Company's distribution centers. Order fulfillment involves all activities from customer order placement through delivery to the restaurant location. Supporting the Company's business processes are its network of 34 distribution centers, its fleet of approximately 1,500 tractors and trailers and its management information systems.

      Product Replenishment. While the Company is responsible for purchasing products to be delivered to its customers, each chain typically selects the vendor and negotiates the price at which most products will be purchased. See "Purchasing and Supply." The Company determines the distribution centers which will warehouse products for each customer and the quantities in which such products will be purchased. Order quantities for each product are systematically determined for each distribution center, taking into account both recent sales history and projected customer demand. The number of distribution centers used to serve a customer is based on the number and location of the restaurants to be serviced. Given the Company's experience in managing its product flow, losses due to shrinkage, damage and product obsolescence represent less than 0.1% of 1997 net sales.

      The Company works with its chain customers in order to optimize transportation from vendor locations to distribution warehouses. By utilizing the collective demand of its customers for in-bound transportation, its existing fleet of trucks and its expertise in managing transportation, the Company can offer its customers in-bound transportation (i.e. transportation of products from the vendor to the distribution center), in many instances on a more economical basis than that offered by the vendors that have traditionally provided such services. The Company believes it can offer its customers lower in-bound transportation costs through (i) use of the Company's delivery fleet to backhaul products, (ii) consolidation of products from more than one vendor or for use by more than one customer to increase truckloads and (iii) brokering the freight to third party carriers with whom the Company has negotiated lower transportation rates. In 1997, the Company managed approximately 38% of the total freight tonnage to its distribution centers. The Company utilizes a number of third party carriers to provide in-bound transportation services. None of these carriers are material to the Company's operations.

      The Company currently warehouses approximately 7,000 types of products for its customers at its distribution centers. Currently, no one distribution center maintains inventories for all customers and, as a result, some customers are not serviced by the distribution center closest to them. The Company has begun implementing a new national network of distribution centers. Through this "network optimization" program, which is expected to take up to 5 years to complete, the Company intends to consolidate and integrate its existing distribution network into a hub and spoke network utilizing approximately six large regional distribution centers ("RDCs"), and nineteen local distribution centers ("LDCs"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Under the new network, high volume products will be shipped directly to both RDCs and LDCs, with low volume products being shipped only to RDCs which will supply these products to the LDCs. The Company expects its new distribution network to reduce costs by enabling the Company to fully service more customers from a distribution center closer to the customer, and thereby reduce transportation costs. In addition, the new network should provide the Company with additional distribution center capacity for continued growth. The consolidation of all customers into common distribution facilities in conjunction with the development of the network should optimize in-bound transportation costs, outbound miles, inventory investment and warehouse capacity.

      Upon receipt of the product at the distribution centers, it is inspected and stored in racks. Each distribution center contains ambient, refrigerated and frozen space as well as offices for operating, sales and customer service personnel and a computer networked with the Company's centralized computer system.

      Order Fulfillment. The Company places a significant emphasis on providing a high service level in order fulfillment. For the year ended December 27, 1997, the Company achieved order fill rates of 99.7% and on-time deliveries of 92.3%. By providing a high level of service and reliability, the Company believes that it can reduce the number of reorders and redeliveries, reducing costs for both the Company and its customers. Each restaurant places product orders based on recent usage, estimated sales and existing restaurant inventories. The Company has developed pre-established routes and pre-arranged delivery times with each customer. Product orders are placed with the Company one to three times a week either through the Company's customer service representative or through electronic transmission using the Company's proprietary software. Approximately 53% of the restaurants served by the Company transmit product orders electronically. Orders are generally placed on a designated day in order to coordinate with the Company's pre-established delivery schedules. Processing and dispatch of each order is generally completed within 24 hours of receipt and the Company's standards require each order to be delivered to the customer within one hour of a pre-arranged delivery time.

      Products are picked and labeled at each distribution center. The products are placed on either a pallet or one of the Company's delivery carts for loading of outbound trailers. Delivery routes are scheduled both to fully utilize the trailer's load capacity and minimize the number of miles driven. The Company transports approximately 2.1 million tons of product and its trucks travel approximately 60 million miles annually. The Company currently utilizes several unloading methods at the restaurant including (i) gravity aided rollers, (ii) hand carts and ramps and (iii) its cart delivery system.

      Fleet. The Company's fleet, as of December 27, 1997, consisted of approximately 1,500 vehicles, including approximately 600 tractors and 900 trailers. The Company leases approximately 500 of the tractors from Penske Truck Leasing, Co. L.P. pursuant to full-service leases which include maintenance, licensing and fuel tax reporting. The remaining tractors are leased under similar full-service leases from a variety of truck leasing companies. The Company leases approximately 400 trailers from GE Capital Services. The remainder are either Company-owned or leased from various other companies. Lease terms average 4-6 years for tractors and 7-10 years for trailers.

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

      Management Information Systems. The Company currently has in place a variety of information technology systems, including electronic ordering, inventory management, financial and routing systems. In addition, in connection with its "network optimization" program, the Company intends to put in place new customer ordering and warehouse management systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Customers

      The Company's customers as of December 27, 1997 consisted of 3,110 franchisees and 14 franchisor/owners of approximately 12,700 quick service and casual dining chain restaurants representing 16 restaurant chains. The Company is generally one of a limited number of suppliers to the chains it serves. The largest chains served by the Company in 1997 were Burger King and Red Lobster, representing 46% and 15% of 1997 net sales, respectively. The Company's largest customer is Darden Restaurants, Inc. (owner of all Olive Garden and Red Lobster restaurants), representing 21% of the Company's 1997 net sales. No other chain or single customer accounted for more than 10% of the Company's net sales in 1997. In January 1997, the Company announced the termination, effective April 1, 1997, of its distribution agreement with ARCOP, the purchasing cooperative for Arby's, which represented approximately 10% of the Company's net sales in 1996.

            The Company has contracts with customers representing approximately 75% of net sales, with terms ranging from 2-7 years and an average term of three years. In connection with the acquisition of BKDS in 1992, the Company entered into an exclusive distributor agreement and related distribution agreements with BKC, pursuant to which, through 2002, (i) the Company is designated as the exclusive distributor to BKC's company-owned and operated Burger King restaurants in the United States (which accounted for approximately 5% of 1997 net sales), (ii) the Company is one of ten companies approved as regional distributors to franchised Burger King restaurants in the United States, and
(iii) the Company is the only company approved by BKC to service Burger King restaurants on a national basis. BKC has the right to terminate these contracts
(i) upon a material failure to perform by the Company and (ii) in the case of the exclusive distributor agreement, upon the bankruptcy of the Company. In addition to the 520 BKC-owned restaurants, as of December 27, 1997, the Company also serviced 4,554 Burger King restaurants owned by franchisees. In the aggregate, this represents approximately 68% of all Burger King restaurants in the United States. The Company has also entered into two distribution agreements with Darden Restaurants, Inc. pursuant to which the Company is the primary distributor to its restaurants, Olive Garden and Red Lobster, operating in the United States and Canada. All Olive Garden and Red Lobster restaurants are currently company-owned. Olive Garden and Red Lobster have the right to terminate their respective agreements upon (i) a material change in ownership of the Company other than as a result of a public offering by the Company, (ii) a material breach by the Company, (iii) the bankruptcy of the Company and (iv) a failure of the Company to meet certain performance reliability standards. Both agreements terminate in 2002. The Company believes that from time to time it may not have been in strict compliance with all of the performance reliability standards in these and other contracts. However, it is not aware of any issues of non-compliance which could reasonably be expected to result in early termination of material contracts.

Purchasing and Supply

      The Company purchases and distributes a wide variety of items, including fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and pre-processed produce, beverages, dairy products, paper goods and cleaning and other supplies. Due to the high volume of proprietary products required by chain restaurants, the chain typically negotiates product sourcing directly with vendors and then requires the distributor to use such vendors and purchase at the negotiated price. Furthermore, customers within the same chain often cooperate to utilize internal or third party purchasing organizations. Because suppliers for proprietary products are generally designated by the chain, the loss of any such supplier would likely result in the development of a new source of supply by such chain. Substantially all types of non-proprietary products distributed by the Company are available from a variety of suppliers, some of which also supply the Company with proprietary products. Accordingly, the Company does not believe that the loss of any supplier would have a material adverse effect on the Company's operating results or its ability to serve its customers.

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

Marketing and Customer Service

      The Company's senior management, together with a team of marketing, sales and customer service personnel, are involved in maintaining relationships with key customers and securing new accounts. The Company targets as potential new customers restaurant chains offering menu categories not covered by the Company's existing customers, chains operating in geographic areas in which the Company could benefit from increased customer density, and growing regional chains which could be added to the national chains which have traditionally been the Company's focus. In seeking new customers, the Company attempts to concentrate on growing chains which might benefit from the industry focus that it, as a specialist in distribution to chain restaurants, brings, as well as chains which the Company believes would benefit from the quality of service and attention to supply chain management that the Company provides to its customers.

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

Competition

      The foodservice distribution industry is highly competitive. The Company competes with other systems foodservice distribution companies focused on chain restaurants and with broadline foodservice distributors. The Company's principal national competitors are Sysco Corp., U.S. Foodservice, Inc. (formerly JP Foodservice, Inc.), Alliant Foodservice Inc. (formerly Kraft Distribution), MBM Corp., AmeriServe Food Distribution, Inc. ("AmeriServe"), Marriott Distribution Services Inc., Performance Food Group, and McLane Company, Inc. The Company also competes with regional distributors, principally for business from franchisee-owned Burger King restaurants. The Company believes that distributors in the foodservice industry compete on the basis of price and the quality and reliability of service. Because a number of the Company's customers prefer a distributor that is able to service their restaurants on a nationwide basis, the Company believes that it is in a strong position to compete for national chain accounts. The Company attributes its ability to compete effectively against smaller regional and local distributors in part to the cost advantages resulting from its size, centralized purchasing operations and ability to offer broad market coverage through a wide network of distribution centers. However, in light of the consolidation in the foodservice distribution industry, the Company could face increased competition to the extent that there is an increase in the number of foodservice distributors specializing in distribution to chain restaurants on a nationwide basis. See "Merger Agreement."

      Distribution fees received from a number of the Company's customers decreased significantly in 1993 and 1994 as a result of competitive pricing pressures. While distribution fees have stabilized since that time, there can be no assurance that severe competitive pricing pressure will not recur in the future.

Employees

      As of December 27, 1997, the Company had approximately 3,400 full-time employees, of whom approximately 340 were employed in corporate support functions and approximately 3,060 were warehouse, driver and administrative staff in the distribution centers. Approximately 560 of the Company's employees were covered by 11 collective bargaining contracts with 7 local unions, all of which are associated with the International Brotherhood of Teamsters. The Company has not experienced any significant labor disputes or work stoppages. The Company believes that its relationships with its employees are good.

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

Controlling Stockholder

      The Company is controlled by Onex Corporation. Onex, based in Toronto, Canada, is a publicly listed (on The Toronto Stock Exchange and The Montreal Exchange) diversified company that operates through autonomous subsidiaries and strategic partnerships. Onex had consolidated revenues of Cdn. $8.9 billion for 1996 (Cdn. $8.1 billion for the 9 months ended September 30, 1997) and consolidated assets of Cdn. $3.8 billion at December 31, 1996 (Cdn. $5.3 billion at September 30, 1997). In addition to its interests in ProSource, as of December 31, 1997, Onex had investments in a broad range of companies, including Onex Food Services, Inc. (which does business through its subsidiaries, Sky Chefs, Inc. and Caterair International Inc.), Celestica International Holdings Inc., Dura Automotive Systems, Inc., Tower Automotive, Inc., Phoenix Pictures Inc., Vencap, Inc. and Lantic Sugar Limited, its most recently acquired subsidiary. None of Onex's current businesses competes with or is a customer of the Company. Onex currently owns approximately 89% of the Company's outstanding Class B common stock, $.01 par value per share (the "Class B Common Stock"), and approximately 14% of the Company's outstanding Class A common stock, $.01 par value per share (the "Class A Common Stock" and, collectively with the Class B Common Stock, "Common Stock"), representing approximately 85% of the combined voting power of the outstanding Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

Merger Agreement

      On January 29, 1998, the Company signed a definitive merger agreement with AmeriServe. Under the terms of the agreement, AmeriServe has agreed to pay $15.00 in cash for each outstanding share of the Company's common stock. In addition, under the agreement, all outstanding options will be accelerated and option holders will receive $15.00 less the applicable exercise for each share issuable upon exercise of the options. The merger is subject to regulatory approvals and other customary conditions to closing. Onex Corporation and certain of its affiliates have committed to vote in favor of the merger, which will assure the necessary stockholder approval. The merger is expected to close in the second quarter of fiscal 1998.

      Upon consummation of the merger, the Company will become a wholly-owned subsidiary of AmeriServe. AmeriServe has advised the Company that following the consummation of the Merger, it anticipates that it will cause the Surviving Corporation to seek to have the Class A Common Stock, which is currently traded on the Nasdaq National Market, delisted. In addition, following the consummation of the Merger, the Class A Common Stock will be eligible for deregistration under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. Such forward looking statements include, among other things, statements regarding sources of growth and plans and objectives of management for future operations (including those concerning the Company's new distribution center network and new information systems and upgrades), the potential impact of pending litigation and anticipated capital expenditures and working capital needs. Actual outcomes may be affected by economic trends impacting its customers and the restaurant industry, in general. Also, the Company is in a highly competitive business, is in the process of integrating its operations, and is implementing a strategic plan intended to expand its business through acquisitions and internal growth and improve its cost structure. There can be no assurance that in its highly competitive business environment, the Company will achieve the planned efficiencies and cost savings, successfully acquire other distributors, or increase its business with new or existing customers.

Item 2. Properties.

      The Company leases its principal executive office and corporate support center which is located in Coral Gables, Florida. The facility consists of approximately 83,000 square feet. The Company operates 34 distribution centers and 5 remote locations, of which 25 facilities (representing an aggregate of approximately 1,574,176 square feet) are leased and 14 facilities (representing an aggregate of approximately 794,238 square feet) are owned by the Company.

      The following table sets forth certain information with respect to the Company's operating distribution centers:

                                                                     Approximate
Location                                                             Square Feet
--------                                                             -----------
Atlanta, Georgia (1)                                                     217,670
Burlington, New Jersey                                                    60,880
Chester, New York                                                        127,100
Chicago, Illinois                                                         91,021
Cleveland, Ohio                                                           40,540
Columbus, Ohio                                                           174,000
Dallas, Texas (1)(3)                                                     165,423
Denver, Colorado                                                          92,145
Detroit, Michigan                                                         34,897
Greensboro, North Carolina                                                41,000
Gridley, Illinois                                                        146,100
Humbolt, Tennessee                                                        35,000
Houston, Texas (1)                                                        74,900
Kansas City, Kansas (1)(4)                                               175,642
Lakeland, Florida                                                         31,806
Los Angeles, California (2)                                              245,540
Miami, Florida                                                            31,225
New Orleans, Louisiana                                                    36,180
New York, New York                                                        35,000
Norman, Oklahoma (5)                                                      63,000
Orlando, Florida                                                         143,200
Oxford, Massachusetts                                                     40,000
Phoenix, Arizona                                                          38,200
Portland, Oregon                                                          70,400
San Jose, California                                                      31,500
Trenton, Ontario                                                          20,000
Virginia Beach, Virginia                                                  23,045
Washington, DC (6)                                                        83,000
                                                                       ---------
Total:                                                                 2,368,414
                                                                       =========

----------
(1)   Two facilities.
(2)   Three facilities.
(3) Includes approximately 28,223 square feet of supplemental space in two remote facilities.
(4) Includes approximately 26,172 square feet of supplemental space in a remote facility.
(5) Includes approximately 11,000 square feet of supplemental space in a remote facility.
(6) Includes approximately 30,000 square feet of supplemental space in a remote facility.

Item 3. Legal Proceedings.

      The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Management believes that the outcome of such cases will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the stockholders during the fourth quarter ended December 27, 1997.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

      The Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol "PSDS" on November 12, 1996. The table below sets forth the high and low sales prices per share for the Company's Class A Common Stock as reported on the Nasdaq National Market for each fiscal quarter subsequent to the commencement of trading.

                                                                  High     Low
                                                                  ----     ---
Fiscal Year Ended December 28, 1996
-----------------------------------
 Fourth Quarter
 (from November 12, 1996)......................................  14 1/8   9 3/4

Fiscal Year Ended December 27, 1997
-----------------------------------

 First Quarter.................................................  14 1/8  10 1/2
 Second Quarter................................................  13 3/8   6 1/4
 Third Quarter ................................................   9 1/8   6 3/4
 Fourth Quarter ...............................................   9 3/4     6

      As of February 20, 1998, the closing price for the Company's Class A Common Stock on the Nasdaq National Market was $14.25, and the approximate number of record owners of the Company's Class A Common Stock and Class B Common Stock was 36 and 62, respectively. At such date, the Company had approximately 1,200 beneficial owners of its Class A Common Stock and Class B Common Stock, in the aggregate.

      The Company has not paid any cash dividends on its common stock since inception. The current policy of the Company's Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. The Company does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements and surplus, the general financial condition of the Company, restrictive covenants and agreements to which the Company may be subject, and such other factors as the Board of Directors may deem relevant. The terms of the Company's credit agreements prohibit it from paying dividends to its stockholders without the approval of the lending group. Holders of Class A Common Stock and Class B Common Stock share ratably in any dividend declared by the Board of Directors, subject to the preferential rights of any outstanding Preferred Stock.

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

Item 6.  Selected Consolidated Financial Data.
         (in millions, except per share and certain other data)

                                                                                    Fiscal Years Ended
                                                          --------------------------------------------------------------------
                                                          December 27,  December 28,  December 30,  December 31,  December 25,
                                                             1997          1996         1995(a)       1994(b)       1993(c)
                                                          --------------------------------------------------------------------
                                                          (52 weeks)    (52 weeks)    (52 weeks)    (53 weeks)    (52 weeks)
Statement of Operations Data:
 Net sales                                                $  3,901.2    $  4,125.0    $  3,461.8    $  1,598.1    $  1,329.3
 Cost of sales                                               3,591.4       3,806.8       3,193.3       1,464.5       1,210.9
                                                          --------------------------------------------------------------------
  Gross profit                                                 309.8         318.2         268.5         133.6         118.4
 Operating expenses                                            302.1         301.3         255.2         131.0         114.2
 Loss on impairment of long-live assets                         --            15.7          --            --            --
 Restructuring and contract-termination charges                 --            28.5           0.7          --            --
                                                          --------------------------------------------------------------------
 Income (loss) from operations                                   7.7         (27.3)         12.6           2.6           4.2
  Interest expense, net                                          9.2          13.1          13.3           6.6           5.5
                                                          --------------------------------------------------------------------
  Loss before income taxes, extraordinary items and
   cumulative effect of a change in accounting
   principle                                                    (1.5)        (40.4)         (0.7)         (4.0)         (1.3)
 Income tax benefit (provision)                                  0.5          15.4          (0.1)          1.6           0.5
                                                          --------------------------------------------------------------------
  Loss before extraordinary items and cumulative effect
   of a change in accounting principle                          (1.0)        (25.0)         (0.8)         (2.4)         (0.8)
 Extraordinary (loss) gain, net                                 (6.3)          0.6          (0.8)         --            --
 Cumulative effect of a change in accounting principle,
  net                                                           (6.4)         --            --            --            --
                                                          --------------------------------------------------------------------
  Net loss                                                $    (13.7)   $    (24.4)   $     (1.6)   $     (2.4)   $     (0.8)
                                                          ====================================================================

Net loss per common share (basic and diluted):
 Loss before extraordinary items and cumulative effect
  of a change in accounting principle                     $    (0.11)   $    (4.30)   $    (0.18)   $    (0.99)   $    (0.35)
 Extraordinary items, net                                      (0.67)         0.10         (0.17)         --            --
 Cumulative effect of a change in accounting principle,
  net                                                          (0.69)         --            --            --            --
                                                          --------------------------------------------------------------------
  Net loss per common share                               $    (1.47)   $    (4.20)   $    (0.35)   $    (0.99)   $    (0.35)
                                                          ====================================================================

Average outstanding shares used in calculation (in
 thousands)                                                    9,332         5,804         4,490         2,402         2,397
                                                          ====================================================================

Balance Sheet Data (at end of period):
 Working capital                                          $    106.0    $     85.5    $    115.9    $     41.6    $     42.7
 Total assets                                                  548.1         503.7         487.3         216.9         199.6
 Total debt                                                    174.2         112.6         162.7          65.1          68.5
 Stockholders' equity                                           64.4          78.5          49.4          22.5          25.3
Other Data:
 Net asset turnover                                             16.4x         20.1x         18.3x         16.5x         13.6x
 Depreciation and amortization                            $     11.2    $     10.9    $     12.7    $      8.0    $      7.9
 Capital expenditures                                     $     30.0    $     20.0    $      5.7    $      1.4    $      3.5
 Number of restaurants served (at end of period)              12,715        14,641        14,562         6,752         5,113

----------
(a) Includes the effects of the acquisition of substantially all of the assets and the assumption of certain liabilities of NAD on March 31, 1995.
(b) Includes the effects of the acquisition of certain assets and the assumption of certain liabilities of Malone Products, Inc. on October 31, 1994.
(c) Includes the effects of the acquisition of certain operating assets of McCabe's Quality Foods, California, Inc. on February 27, 1993 and the effects of the acquisition of certain assets and the assumption of certain liabilities of Valley Food Services, Inc. on March 27, 1993.
(d) The per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For further discussion of this and the impact of Statement No. 128, see the notes to the consolidated financial statements.
(e) Certain amounts presented above for prior years have been reclassified to conform to the current year's presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In the following comparisons of the results of operations, the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995 are referred to as 1997, 1996 and 1995, respectively. The Company's fiscal year ends on the last Saturday in December. Consequently, the Company will periodically have a 53 week fiscal year. 1997, 1996 and 1995 each consisted of 52 weeks.

Results of Operations

      The following sets forth, for the periods indicated, the components of the Company's consolidated statements of operations expressed as percentage of net sales:

                                                                         Fiscal Year Ended
                                                             ----------------------------------------
                                                             December 27,  December 28,  December 30,
                                                                 1997          1996          1995
                                                             ------------  ------------  ------------
Net sales                                                        100.00%        100.00%      100.00%
Cost of sales                                                     92.06          92.29        92.24
                                                             ----------------------------------------
 Gross profit                                                      7.94           7.71         7.76
Operating expenses                                                 7.74           7.30         7.37
Loss on impairment of long-lived assets                            --             0.38         --
Restructuring and contract-termination charges                     --             0.69         0.02
                                                             ----------------------------------------
Income (loss) from operations                                      0.20          (0.66)        0.37

Interest expense, net                                             (0.24)         (0.32)       (0.39)
                                                             ----------------------------------------
Loss before income taxes, extraordinary items and
 cumulative effect of a change in accounting principle            (0.04)         (0.98)       (0.02)
Income tax benefit                                                 0.01           0.37         --
                                                             ----------------------------------------
Loss before extraordinary items and cumulative effect
 of a change in accounting principle                              (0.03)         (0.61)       (0.02)
Extraordinary (loss) gain, net                                    (0.16)          0.01        (0.02)
Cumulative effect of a change in accounting principle, net        (0.16)          --           --
                                                             ----------------------------------------
Net loss                                                          (0.35)%        (0.60)%      (0.04)%
                                                             ========================================

Year Ended December 27, 1997 Compared to Year Ended December 28, 1996

      Net sales declined 5.4% to $3,901.2 million in 1997 from $4,125.0 million in 1996. The decrease is primarily attributed to the Company's decision to terminate its distribution contract with ARCOP, the purchasing cooperative for Arby's, effective April 1, 1997. In 1996, sales to company-owned and franchisee-owned Arby's restaurants accounted for approximately 10% of the Company's sales. The Company was able to partially mitigate the effect this had on 1997's operations by increasing its sales to its current customer base. This was accomplished by two methods: (1) increasing its sales to existing restaurants and (2) increasing the number of restaurants served (primarily franchisee-owned Burger King restaurants).

      Gross profit decreased by 2.7% to $309.8 million in 1997 from $318.2 million in 1996. The gross profit percentage increased slightly to 7.9% in 1997 from 7.7% in 1996 as a result of the Company's efforts to increase its value-added services and a change in sales mix.

      Operating expenses increased slightly by 0.3% to $302.1 million in 1997 from $301.3 million in 1996. As a percentage of net sales, operating expenses increased to 7.7% in 1997 from 7.3% in 1996 due primarily to the impact that certain fixed costs have on a lower sales volume. The Company has also incurred higher expenses in the fourth quarter of 1997 due to the start-up of new distribution centers as part of its new network program.

      The Company generated income from operations totaling $7.7 million in 1997 compared to a loss from operations of $27.3 million in 1996. The 1996 loss from operations was caused by restructuring charges of $10.9 million, contract-termination charges of $17.6 million, and a loss on impairment of long-lived assets of $15.7 million. Excluding these non-recurring items, the Company generated income from operations of $16.9 million in 1996. The 1997 operating income was negatively affected by the reduction in gross profit caused by the lower sales volume and the start-up costs incurred in the fourth quarter, discussed previously.

      Net interest expense decreased 30.0% to $9.2 million in 1997 from $13.1 million in 1996. This is due to the prepayment of indebtedness in November 1996 with the proceeds of the Company's initial public offering as well as a lower effective interest rate on the Company's new credit facilities, which closed in March 1997.

      The Company recognized an income tax benefit in 1997 of $0.5 million compared to $15.4 million in 1996 as a result of a lower pre-tax loss in 1997. The effective income tax rates for 1997 and 1996 were 32.9% and 38.2%, respectively. The decreased 1997 effective tax rate is due to an increase in permanent tax differences, relative to taxable loss, which resulted in a lower recorded tax benefit.

      The Company recognized an extraordinary loss of $10.3 million ($6.3 million net of taxes) in 1997 associated with the early retirement of its previous credit facility in March 1997. This charge includes the write-off of deferred financing costs ($6.3 million), prepayment penalties ($2.7 million) and costs associated with the termination of interest-rate protection agreements ($1.3 million). In 1996, the Company recognized an extraordinary gain of $0.6 million, net of taxes, due to the pay-off of subordinated debt with the proceeds from the Company's initial public offering.

      During the fourth quarter of 1997, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation." The consensus requires that the cost of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. As a result, any remaining unamortized portion of previously capitalized business process reengineering costs is required to be written off. The cumulative impact of initially conforming to this new standard in the fourth quarter of 1997 was reported as a change in accounting principle, resulting in a charge of $9.7 million ($6.4 million net of taxes).

Year Ended December 28, 1996 Compared to Year Ended December 30, 1995

      Net sales increased 19.2% to $4,125.0 million in 1996 from $3,461.8 million in 1995. The increase in net sales is primarily attributable to the acquisition of NAD on March 31, 1995. Net sales, excluding the effect of the NAD acquisition, increased to $1,916.1 million in 1996 from $1,791.2 million in 1995, a $124.9 million or 7.0% increase when compared to 1995. This increase in net sales is primarily due to increased sales to existing accounts as a result of the addition of new restaurants and increased sales volume at existing restaurants.

      Gross profit increased 18.5% to $318.2 million in 1996 compared to $268.5 million in 1995 primarily due to the increase in net sales. The gross profit percentage decreased to 7.7% in 1996 from 7.8% in 1995 due primarily to the inclusion for the entire year in 1996 of NAD sales which have a higher product cost than other Company sales.

      Operating expenses increased 18.1% to $301.3 million in 1996 from $255.2 million in 1995 primarily due to the increase in net sales. As a percentage of net sales, operating expenses declined to 7.3% in 1996 from 7.4% in 1995 due primarily to the impact of the higher product cost per unit sold by NAD.

      Losses from operations in 1996 were $27.3 million (as compared to earnings from operations of $12.6 million in 1995), as a result of restructuring charges of $10.9 million, contract-termination charges of $17.6 million, and a loss on impairment in value of long-lived assets of $15.7 million. The restructuring charges and impairment losses are related to a plan to consolidate and integrate the Company's corporate and network operations. Of the restructuring charges, approximately $7.9 million related to the termination of existing facility leases, $1.2 million represents costs to be incurred after cessation of operations in the closed facilities and $1.8 million represents all other costs. The contract-termination charges consist of $10.6 million of costs associated with terminating the distribution agreement with ARCOP, the purchasing cooperative for Arby's, and $7.0 million in costs associated with the termination of various agreements in connection with the Company's initial public offering in November 1996. The application of Statement of Financial Accounting Standards No.121, which became effective on January 1, 1996 and requires that long-lived assets be reviewed for impairment (measured based on the fair value of assets), required the Company to recognize a loss of approximately $7.3 million on land and owned buildings and $4.3 million on furniture and equipment and leasehold improvements it intends to hold and use through the completion of the plan and $4.1 million of capitalized software costs which do not meet the long-term information technology strategy of the Company. Earnings from operations excluding restructuring and contract termination charges and impairment losses were $16.9 million in 1996 compared to $13.3 million in 1995.

      Net interest expense decreased to $13.1 million in 1996 from $13.3 million in 1995. Net interest expense as a percentage of net sales decreased 17.9% from 0.39% to 0.32% as a result of lower interest rates and improved net asset turnover.

      The income tax benefit in 1996 was $15.4 million compared to an income tax provision of $0.1 million in 1995. The change in the tax benefit was attributable to the Company's greater pre-tax loss in 1996. The 1995 provision resulted from a pre-tax loss which, due to permanent differences arising from the NAD acquisition, translated into a relatively small amount of taxable income.

      The extraordinary items in both 1996 and 1995 relate to the early retirement of debt. In 1996, the pay-off of subordinated debt with the proceeds from the initial public offering resulted in a gain of $0.6 million, net of the related tax provision of $0.4 million. In 1995, the debt refinancing associated with the NAD acquisition resulted in the write-off of unamortized deferred debt issuance costs of $0.8 million, net of the related tax benefit of $0.5 million.

Liquidity and Capital Resources

      The Company meets its liquidity needs through cash provided by operations, normal vendor trade-credit terms, operating leases and borrowings under its credit facilities. Excluding $18.8 million of non-recurring payments for acquisition, contract termination and restructure related items, the Company generated net cash of $0.4 million from operating activities in 1997. The Company generated net cash from operating activities of $21.3 million and $50.0 million in 1996 and 1995, respectively. The significant cash flow in 1995 was attributable to the one-time benefit of acquiring assets without assuming certain corresponding liabilities in connection with the acquisition of NAD. Cash flow in 1997 was negatively impacted primarily by an increase in inventory.

      Cash used for capital expenditures was $30.0 million in 1997, primarily for computer system upgrades ($13.3 million) and distribution facilities and equipment ($8.7 million). In 1996, the Company used $20.0 million for capital expenditures, primarily for the Company's cart delivery program ($6.6 million) and computer system upgrades ($9.5 million). Cash used in investing activities was $175.6 million in 1995, primarily to fund the NAD acquisition for $170.3 million and capital expenditures of $5.7 million (primarily for cart delivery equipment and computer systems upgrades). The Company anticipates capital expenditures of approximately $19.0 million in 1998 (consisting primarily of $9.6 million for computer system upgrades and $7.4 million for distribution facilities and equipment); however, there can be no assurance that capital expenditures will not exceed such amount.

      On November 15, 1996 the Company completed an initial public offering of 3,400,000 shares of its Class A Common Stock. The net proceeds of the offering of $43.2 million were used primarily to prepay $25.3 million in outstanding indebtedness under subordinated notes payable and repay $16.6 million of outstanding indebtedness under the Company's previous credit facility. The reduction of outstanding indebtedness with the proceeds resulted in a reduction of interest expense in 1997.

      In March 1997, the Company entered into five-year loan agreements aggregating $225 million with a group of financial institutions to replace its previous credit facility. The agreements, which consist of a $150 million accounts receivable securitization facility and a $75 million revolving-credit facility, bear interest based on either the prime rate or LIBOR plus an additional spread based on certain financial ratios and mature on March 14, 2002. The effective rate at December 27, 1997 was 7.34%. The Company is required to comply with various covenants and borrowings are subject to calculations based on accounts receivable and inventory. These agreements are secured by liens on substantially all of the Company's assets and contain various restrictions on, among other things, the Company's ability to pay dividends and dispose of assets. ProSource Receivables Corporation ("PRC"), a subsidiary of ProSource Services Corporation, the Company's principal operating subsidiary ("PSC"), is the legal borrower for the accounts receivable securitization facility. Pursuant to the terms of the accounts receivable securitization facility PSC sells, on an ongoing basis and without recourse, an undivided interest in a designated pool of trade accounts receivable to PRC. In order to maintain the designated balance in the pool of accounts receivable sold, PSC is obligated to sell undivided interests in new receivables as existing receivables are collected. PSC has retained substantially the same credit risk as if the receivables had not been sold. PSC, as agent for PRC, retains collection and administrative responsibilities on the receivables sold to PRC. The creditors for this facility have security interests in PRC's assets (consisting primarily of accounts receivable purchased from PSC) and are entitled to be satisfied by such assets prior to equity holders.

      The Company borrowed an additional $61.6 million in 1997 under its credit facilities to fund its operating, investing and other financing activities and increase its cash and cash equivalents by $9.7 million. The Company paid approximately $4.6 million in 1997 for fees associated with the early extinguishment of its previous credit facility and for deferred loan fees on its new credit facilities, which closed in March 1997. Approximately $0.6 million was paid in 1997 to acquire and retire treasury stock.

      The Company believes that the combination of cash flow generated from operations and borrowings under the existing credit facilities are sufficient to satisfy its anticipated capital expenditures and working capital needs for at least twelve months. Management may determine that it is necessary or desirable to obtain financing for growth through additional bank borrowings or the issuance of new debt or equity securities.

      The Company is a holding company with no independent operations or assets other than an investment in its operating subsidiaries and, as such, is dependent on its operating subsidiaries to obtain cash flow. The Company's credit agreements include certain restrictive covenants which limit the flow of funds from the Company's subsidiaries to the parent company. Such covenants are not expected to have a material effect on the ability of the parent to meet its cash obligations.

Impact of Fluctuation in Product Cost and Inflation

      A majority of the restaurants served by the Company purchase products from the Company based on product cost plus a negotiated fixed dollar amount per unit of measure. As a result, the Company's gross margin percentage may be positively or negatively impacted as the product cost per unit of measure decreases or increases, respectively. The Company's product mix changed substantially in 1995 as a result of the NAD acquisition because casual dining chain restaurants (which constituted the substantial portion of restaurants served by NAD), particularly those which serve seafood, have a higher average product cost per unit of measure than quick service chain restaurants, thereby reducing gross margin as a percentage of sales. Similarly, periods of inflation in food and other product prices result in higher sales values and product costs per unit of measure. While such increases do not affect the Company's gross profit, they do result in a lower gross profit percentage. However, inflation in operating expenses without corresponding productivity improvements can have a negative effect on the Company's operating results as operating expenses increase while gross profit remains constant. Conversely, periods of deflation can have a positive effect on the Company's results.

Information Systems and the Impact of the Year 2000

      Since 1995, the Company has been actively engaged in a program to replace and/or upgrade its significant transaction processing systems. This effort was initiated to effect the integration of acquired businesses. As a result of this program, the Company believes that it will be Year 2000 compliant on all of its significant applications by the end of 1998. In addition, the Company at this time does not believe that the cost of Year 2000 remediation for its transaction processing systems will have a material financial impact on the Company's financial operations over the next two years. The Company has engaged a firm to conduct an outside review to ensure the Company's entire enterprise compliance readiness. Until this review is complete, however, there can be no assurance that significant efforts will not be required to ensure Year 2000 compliance, including with respect to its customer and vendor relationships. See "Liquidity and Capital Resources."

Quarterly Results and Seasonality

      Set forth is summary information with respect to the Company's operations for the most recent eight fiscal quarters. Historically, the restaurant and foodservice business is seasonal with lower sales in the first calendar quarter. Furthermore, the Company may experience quarterly fluctuations in net sales depending on the timing of any acquisitions or lost accounts. Management believes the Company's quarterly results will continue to be impacted by the seasonality of the restaurant business and the timing of any future acquisitions or lost business.

      The 1996 and first three quarters of 1997 income (loss) per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For further discussion of this and the impact of Statement No. 128, see the notes to the consolidated financial statements.

                                                            Fiscal Year Ended 1997
                                               -----------------------------------------------
                                                   1st          2nd         3rd         4th
                                                 Quarter    Quarter (a)   Quarter     Quarter
                                               -----------------------------------------------
                                                     (In millions, except per share data)
Net sales                                      $ 1,017.0    $   970.8   $   945.8   $   967.6
Gross profit                                        80.6         76.2        77.3        75.7
Income (loss) from operations                        2.5          2.6         4.3        (1.7)
Income (loss) before extraordinary item and
     cumulative effect of a change in
     accounting principle                            0.2          0.1         0.7        (2.0)
Net income (loss)                                   (6.1)         0.1         0.7        (8.4)
Net income (loss) per common share - basic
     and diluted                                    (0.64)        0.01        0.08       (0.9)

                                                            Fiscal Year Ended 1997
                                               ----------------------------------------------
                                                 1st         2nd          3rd         4th
                                               Quarter   Quarter (a)    Quarter     Quarter
                                               ----------------------------------------------
                                                     (In millions, except per share data)
Net sales                                    $   968.7    $ 1,045.4   $ 1,053.5   $ 1,057.4
Gross profit                                      73.2         81.9        80.8        82.3
Income (loss) from operations                    (26.9)         5.6         5.8       (11.8)
Income (loss) before extraordinary item          (19.2)         1.2         1.4        (8.4)
Net income (loss)                                (19.2)         1.2         1.4        (7.8)
Net income (loss) per common share - basic        (3.61)        0.23        0.26       (1.07)
Net income (loss) per common share -
     diluted                                      (3.61)        0.23        0.25       (1.07)

-----------------
(a) Includes the effects resulting from the Company's decision to terminate its distribution contract with ARCOP, the purchasing cooperative for Arby's, effective April 1, 1997.

Item 8. Financial Statements and Supplementary Data.

                                 PROSOURCE, INC.

                   Index to Consolidated Financial Statements

Independent Auditors' Report...............................................   21

Audited Consolidated Financial Statements:

 Consolidated Balance Sheets...............................................   22

 Consolidated Statements of Operations.....................................   23

 Consolidated Statements of Stockholders' Equity...........................   24

 Consolidated Statements of Cash Flows.....................................   25

 Notes to Consolidated Financial Statements................................   26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ProSource, Inc.:

We have audited the accompanying consolidated balance sheets of ProSource, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 27, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProSource, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of capitalization of business process reengineering activities in the fourth quarter of 1997.

KPMG PEAT MARWICK LLP

/s/ KPMG PEAT MARWICK LLP

Miami, Florida
February 20, 1998

                                 PROSOURCE, INC.
                           Consolidated Balance Sheets
                     December 27, 1997 and December 28, 1996
                 (In thousands, except share and per-share data)

                              Assets                                    1997         1996
                              ------                                    ----         ----
Current assets:
 Cash and cash equivalents                                           $  12,501    $   2,763
 Accounts receivable, net of allowance
     for doubtful accounts of
     $4,085 and $2,334 respectively                                    222,247      219,340
 Inventories                                                           160,621      144,040
 Deferred income taxes, net                                              7,190       10,914
 Prepaid expenses and other current assets                               8,434        7,373
                                                                     ---------    ---------
                    Total current assets                               410,993      384,430

Property and equipment, net                                             59,961       49,637
Intangible assets, net                                                  39,883       41,436
Deferred income taxes, net                                              28,802       16,100
Other assets                                                             8,462       12,121
                                                                     ---------    ---------

                    Total assets                                     $ 548,101    $ 503,724
                                                                     =========    =========

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
     Accounts payable                                                $ 277,953    $ 254,907
     Accrued liabilities                                                27,012       42,475
     Current portion of long-term debt                                      --        1,500
                                                                     ---------    ---------
                    Total current liabilities                          304,965      298,882

Long-term debt, less current portion                                   174,200      111,084
Other noncurrent liabilities                                             4,521       15,243
                                                                     ---------    ---------

                    Total liabilities                                  483,686      425,209
                                                                     ---------    ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value
         Authorized 10,000,000 shares: none
          issued                                                            --           --
     Class A common stock, $.01 par value
         Authorized 50,000,000 shares; issued
         and outstanding 3,496,499 shares and
         3,400,000 shares, respectively                                     35           34
     Class B common stock, $.01 par value
         Authorized 10,000,000 shares; issued
         and outstanding 5,856,756 shares and
         5,963,856 shares, respectively                                     58           60
     Additional paid-in capital                                        104,934      105,256
     Accumulated deficit                                               (40,580)     (26,901)
     Accumulated foreign-currency translation
      adjustments                                                          (32)          66
                                                                     ---------    ---------

                        Total stockholders' equity                      64,415       78,515
                                                                     ---------    ---------

                        Total liabilities and stockholders' equity   $ 548,101    $ 503,724
                                                                     =========    =========

See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                      Consolidated Statements of Operations
                         Years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995
                 (In thousands, except share and per-share data)

                                                                      1997           1996           1995
                                                                      ----           ----           ----
Net sales                                                         $ 3,901,165    $ 4,125,054    $ 3,461,837

Cost of sales                                                       3,591,368      3,806,811      3,193,270
                                                                  -----------    -----------    -----------

         Gross profit                                                 309,797        318,243        268,567

Operating expenses, including management fees to Onex of
     $0, $729 and $808, respectively                                  302,080        301,295        255,216

Loss on impairment of long-lived assets                                    --         15,733             --

Restructuring and contract-termination charges                             --         28,466            711
                                                                  -----------    -----------    -----------

         Income (loss) from operations                                  7,717        (27,251)        12,640

Interest expense, including interest to Onex of $0, $1,888
     and $1,738, respectively                                         (11,745)       (14,824)       (14,678)

Interest income                                                         2,552          1,694          1,339
                                                                  -----------    -----------    -----------

         Loss before income taxes, extraordinary items and
              cumulative effect of a change in accounting
               principle                                               (1,476)       (40,381)          (699)

Income tax benefit (provision)                                            485         15,410            (85)
                                                                  -----------    -----------    -----------

         Loss before extraordinary items and cumulative
              effect of a change in accounting principle                 (991)       (24,971)          (784)

Extraordinary (loss) gain on early retirement of debt, net of income tax benefit (provision) of $4,073, $(397) and $502,
     respectively                                                      (6,262)           610           (772)

Cumulative effect of a change in accounting principle, net
     of income tax benefit of $3,293                                   (6,426)            --             --
                                                                  -----------    -----------    -----------

         Net loss                                                 $   (13,679)   $   (24,361)   $    (1,556)
                                                                  ===========    ===========    ===========

Net loss per common share (basic and diluted):

Loss before extraordinary items and cumulative
     effect of a change in accounting principle                   $     (0.11)   $     (4.30)   $     (0.18)

Extraordinary items, net                                                (0.67)          0.10          (0.17)

Cumulative effect of a change in accounting principle, net              (0.69)            --             --
                                                                  -----------    -----------    -----------

         Net loss per common share                                $     (1.47)   $     (4.20)   $     (0.35)
                                                                  ===========    ===========    ===========

Weighted average number of shares                                   9,331,845      5,804,319      4,489,906

See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                 Consolidated Statements of Stockholders' Equity
                         Years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995
                        (In thousands, except share data)

                                                                                                            Accumulated
                                                                                                              foreign-
                                                                                    Additional                currency
                                                                Common Stock         paid-in    Accumulated  translation
                                                            Class A       Class B    capital      deficit    adjustments    Total
                                                            -------       -------    -------      -------    -----------    -----
Balance, December 25, 1994                                 $    --     $      23   $  23,504    $    (984)    $    --    $  22,543

  Issuance of 2,858,500 Class B shares                          --            29      28,556         --            --       28,585
  Acquisition and retirement of 23,000 Class B shares           --          --          (222)        --            --         (222)
  Net loss                                                      --          --          --         (1,556)         --       (1,556)
  Foreign-currency translation adjustments                      --          --          --           --              71         71
                                                           ---------   ---------   ---------    ---------     ---------  ---------

Balance, December 30, 1995                                      --            52      51,838       (2,540)           71     49,421

  Issuance of 3,400,000 Class A shares, net                       34        --        43,193         --            --       43,227
  Amendment to 1995 Option Plan                                 --          --         1,224         --            --        1,224
  Issuance of 285,714 Class B shares to Onex                    --             3       3,997         --            --        4,000
  Conversion of subordinated notes payable to Onex
      into 459,242 Class B shares                               --             5       4,594         --            --        4,599
  Issuance of 61,500 Class B shares                             --          --           615         --            --          615
  Acquisition and retirement of 20,000 Class B shares           --          --          (205)        --            --         (205)
  Net loss                                                      --          --          --        (24,361)         --      (24,361)
  Foreign-currency translation adjustments                      --          --          --           --              (5)        (5)
                                                           ---------   ---------   ---------    ---------     ---------  ---------

Balance, December 28, 1996                                        34          60     105,256      (26,901)           66     78,515

  Issuance of 33,799 Class A shares under the Employee
      Stock Purchase Plan                                       --          --           204         --            --          204
  Acquisition and retirement of 44,400 Class B shares           --            (1)       (554)        --            --         (555)
  Conversion of 62,700 Class B shares into 62,700 Class A
      shares                                                       1          (1)       --           --            --         --
  Compensation expense accrued under the 1997
      Directors Stock Option Plan                               --          --            28         --            --           28
  Net loss                                                      --          --          --        (13,679)         --      (13,679)
  Foreign-currency translation adjustments                      --          --          --           --             (98)       (98)
                                                           ---------   ---------   ---------    ---------     ---------  ---------

Balance, December 27, 1997                                 $      35   $      58   $ 104,934    $ (40,580)    $     (32) $  64,415
                                                           =========   =========   =========    =========     =========  =========

See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                      Consolidated Statements of Cash Flows
                         Years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995
                 (In thousands, except share and per-share data)

                                                                                       1997        1996       1995
                                                                                       ----        ----       ----
Cash flows from operating activities:
     Net loss                                                                      $ (13,679)  $ (24,361)  $  (1,556)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                11,231      10,937      12,693
         Bad debt expense                                                              2,275       1,682       1,845
         Loss (gain) on early retirement of debt                                      10,335      (1,007)      1,274
         Cumulative effect of a change in accounting principle                         9,719        --          --
         Deferred income tax benefit                                                  (8,978)    (14,085)     (1,749)
         Loss on impairment of long-lived assets                                        --        15,733        --
         Noncash contract-termination charges                                           --         5,224        --
         Gain on sales of property and equipment                                        (655)       (154)       (184)
         Changes in operating assets and liabilities, net of effects of companies acquired
                  (Increase) decrease in accounts receivable                          (5,182)      9,067     (13,441)
                  (Increase) decrease in inventories                                 (16,581)     (3,608)      7,706
                  Increase in prepaid expenses and other assets                       (3,949)    (13,854)     (1,208)
                  Increase in accounts payable                                        23,046      12,262      43,518
                  (Decrease) increase in accrued and other noncurrent liabilities    (25,952)     23,450       1,099
                                                                                   ---------   ---------   ---------
                     Net cash (used in) provided by operating activities             (18,370)     21,286      49,997
                                                                                   ---------   ---------   ---------
Cash flows from investing activities:
     Capital expenditures                                                            (29,997)    (19,987)     (5,683)
     Proceeds from sales of property and equipment                                     1,786         154         362
     Payment for purchase of net assets acquired                                        --          --      (170,279)
                                                                                   ---------   ---------   ---------
                     Net cash used in investing activities                           (28,211)    (19,833)   (175,600)
                                                                                   ---------   ---------   ---------
Cash flows from financing activities:
     Repayments of long-term debt to Onex                                               --       (15,000)     (2,085)
     Repayments of long-term debt to others                                         (112,584)    (30,269)    (78,938)
     Borrowings on long-term debt from Onex                                             --          --        18,750
     Borrowings on long-term debt from others, net                                   174,200        --       160,616
     Fees incurred in conjunction with long-term debt                                 (4,644)       --          --
     Proceeds from issuance of common stock to Onex                                     --         7,000      26,500
     Proceeds from issuance of common stock to others                                   --        37,464       2,085
     Payments to acquire and retire treasury stock                                      (555)       (205)       (222)
                                                                                   ---------   ---------   ---------
                     Net cash provided by (used in) financing activities              56,417      (1,010)    126,706
                                                                                   ---------   ---------   ---------

Effect of exchange-rate changes on cash                                                  (98)         (5)         71
                                                                                   ---------   ---------   ---------
                     Net increase in cash and cash equivalents                         9,738         438       1,174
                                                                                   ---------   ---------   ---------

Cash and cash equivalents at beginning of year                                         2,763       2,325       1,151
                                                                                   ---------   ---------   ---------
Cash and cash equivalents at end of year                                           $  12,501   $   2,763   $   2,325
                                                                                   =========   =========   =========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest to Onex                                                                $--   $   2,927   $      41
                                                                                   =========   =========   =========
         Interest to others                                                        $  10,938   $  16,435   $  12,291
                                                                                   =========   =========   =========
         Income taxes, net of refunds                                                    $--         $--   $     993
                                                                                   =========   =========   =========

Supplemental Schedule of Noncash Investing and Financing Activities:

In October 1997, the Company issued 33,799 Class A common shares to employees under the 1997 Employee Stock Purchase Plan at $6.035 per share in exchange for accrued compensation totaling $204.

During 1997, the Company recognized $28 of compensation expense associated with the 1997 Directors Stock Option Plan.

      See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements Years Ended
           December 27, 1997, December 28, 1996 and December 30, 1995

(1)   Summary of Significant Accounting Policies

      (a)   The Business

            ProSource, Inc. (the "Company") provides foodservice distribution services to chain restaurants in North America and provides purchasing and logistics services to the foodservice market. The Company's 3,400 associates serve approximately 12,700 restaurants, consisting primarily of Burger King, Red Lobster, Long John Silver's, Olive Garden, TGIFriday's, Chick-fil-A, Chili's, Sonic, TCBY and Wendy's restaurant concepts, from 34 distribution centers and its Corporate Support Center in Coral Gables, Florida.

            The Company operates through ProSource Services Corporation ("PSC"), a wholly owned subsidiary, and PSC's four main wholly-owned operating subsidiaries, ProSource Distribution Services Limited ("ProSource Canada"), BroMar Services, Inc. ("BroMar"), ProSource Receivables Corporation ("PRC"), and PSD Transportation Services, Inc. ("PSD"). PSC commenced operations in July 1992. PRC and PSD commenced operations during fiscal 1997. The consolidated financial statements include the results of the operations of PSC, PRC and PSD from their inception and the results of operations of ProSource Canada and BroMar, which were formed or acquired by the Company in connection with the acquisition of the National Accounts Division ("NAD") of The Martin-Brower Company ("Martin-Brower"), since the date of acquisition. The Company is a subsidiary of Onex Corporation (collectively with its affiliates, "Onex"), a company traded on the Toronto and Montreal stock exchanges.

            The Company operates on a 52- to 53-week accounting year, ending on the last Saturday of each calendar year.

      (b)   Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

      (c)   Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(1)   Summary of Significant Accounting Policies (continued)

      (d)   Cash and Cash Equivalents

            Cash on hand and in banks and short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents.

      (e)   Inventories

            Inventories, consisting primarily of food items, are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average-cost method and the first-in, first-out method. Cost of inventory using the weighted-average-cost method represents 34%, 32% and 32% of inventories in 1997, 1996, and 1995, respectively.

      (f)   Property and Equipment

            Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the related assets.

            Costs of normal maintenance and repairs are charged to expense when incurred. Replacements or betterments of properties are capitalized. When assets are retired or otherwise disposed of, their cost and the applicable accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is reflected in the consolidated statements of operations.

      (g)   Intangible Assets

            Intangible assets are amortized using the straight-line method over the following periods:

                    Goodwill                                40 years
                    Noncompete agreements                    5 years
                    Customer lists                          12 years

            Goodwill represents the excess of cost over fair value of net assets acquired. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted related operating income from the acquired companies. Should the Company determine it probable that future estimated undiscounted related operating income from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. The Company believes that no material impairment existed at December 27, 1997 and December 28, 1996.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(1) Summary of Significant Accounting Policies (continued)

      (h)   Deferred Debt-Issuance Costs

            Included in other assets are deferred debt-issuance costs which are amortized over the term of the related debt.

      (i)   Self-Insurance

            The Company self-insures up to certain retention limits under its workers' compensation (except for a period during 1996-1997), auto liability and medical and dental insurance programs. Costs in excess of retention limits are insured under various contracts with insurance carriers. Estimated costs for claims for which the Company is responsible are determined based on historical claims experience, adjusted for current trends. The liability related to workers' compensation is discounted to net present value using a risk-free treasury rate for maturities that match the expected settlement periods. At December 27, 1997 and December 28, 1996, the estimated accrued liabilities related to workers' compensation were approximately $3.3 million and $4.4 million, respectively, net of a discount of approximately $1.0 million and $1.6 million, respectively.

      (j)   Net Loss Per Common Share

            In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with the requirements of SFAS No. 128.

            Shares and options issued within one year prior to the filing of the Registration Statement relating to the initial public offering (see note 10) have been treated as outstanding for all periods presented, even where the impact of the incremental shares is antidilutive.

      (k)   Income Taxes

            The Company and its wholly-owned domestic subsidiaries file consolidated federal and state tax returns in the United States. Separate foreign tax returns are filed for the Company's Canadian subsidiary. The Company follows the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(1)   Summary of Significant Accounting Policies (continued)

      (l)   Translation of Foreign Currency

            The accounts of ProSource Canada are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Consequently, all balance sheet accounts are translated at the current exchange rate. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation are included in accumulated foreign-currency translation adjustments as a component of stockholders' equity.

      (m)   Impact of Recently Issued Accounting Standards

            In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both statements will be adopted by the Company in 1998. Management believes the adoption of these statements will not materially impact the Company's results of operations, cash flows or financial position.

      (n)   Fair Value of Financial Instruments

            The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The carrying amounts reported for long-term debt approximate fair value because they are variable-rate instruments that reprice monthly.

      (o)   Reclassifications

            Certain amounts previously presented in the financial statements of prior years have been reclassified to conform to the current year presentation.

(2)   Business Combinations

      On March 31, 1995, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of NAD from Martin-Brower. The total cost of the acquisition of $170 million was funded through a borrowing of $116 million under the Company's previous revolving credit facility, a $9 million note payable to Martin-Brower (net of a discount to reflect a constant interest rate), $18.5 million in notes payable to Onex, and the issuance of 2,650,000 shares of the Company's Class B common stock, valued at approximately $26.5 million. The acquisition has been accounted for under the purchase method of accounting. The accompanying consolidated financial statements include the assets acquired of approximately $232 million, consisting primarily

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(2)   Business Combinations (continued)

      of accounts receivable and inventories, and liabilities assumed of approximately $87 million, consisting primarily of trade accounts payable, based on their estimated fair values at the acquisition date. As a result of this transaction, the Company recorded goodwill of approximately $25 million. In addition, the Company incurred an extraordinary charge relating to the write-off of approximately $0.8 million of unamortized deferred-debt issuance costs on debt repaid at the acquisition date.

      On March 30, 1996, the Company revised its estimates of certain costs related to the acquisition by $12 million. The effect of the revision increased acquisition-related liabilities by $12 million, deferred tax assets by approximately $4.4 million and goodwill by approximately $7.6 million.

(3)   Restructuring, Termination Charges and Impairment of Long-Lived Assets

      In conjunction with the NAD acquisition, the Company incurred restructuring costs of approximately $0.7 million in 1995 primarily relating to costs incurred to consolidate and integrate certain functions and operations. In 1996, as a result of a study to analyze, among other things, ways to integrate the NAD operations, improve customer service, reduce operating costs and increase existing warehouse capacity, the Company adopted a plan, which was approved by its Board of Directors, to consolidate and integrate its corporate and network operations, including the closing of 19 distribution facilities under lease agreements and 11 owned distribution facilities. As a result, in the first quarter of 1996, the Company accrued restructuring charges of $10.9 million, primarily related to the termination of the existing facility leases and employee related costs. The Company began the integration of some of these facilities, including communications to its employees and its customers in 1996. During 1997, the Company undertook a thorough evaluation of each specific facility's return on investment and alternative uses. As a result, the Company now intends to close 10 distribution facilities currently leased and 9 distribution facilities currently owned. The Company expects to complete the plan in stages through the year 2002. During 1997 and 1996, the Company paid in the aggregate $1.7 million and $2.8 million, respectively, in costs primarily related to facility leases and relocation costs. In addition, during 1997 the Company reclassified $3.4 million to acquisition related liabilities. As of December 27, 1997, the Company had approximately $3.0 million of accrued unpaid restructuring charges. Management believes that the remaining accrued restructuring charges are adequate to complete its plans.

      The significant change brought about by the plan to integrate and consolidate the existing distribution network impaired the value of long-lived assets to be held and used until the plan is completed. As a result, in conjunction with the recording of the restructuring reserves in the first quarter of 1996, the Company recognized a loss on impairment in value of long-lived assets. The loss consisted of $7.3 million of land and owned buildings, $4.3 million of furniture and equipment and leasehold improvements management plans to hold and use through the completion of the plan, and $4.1 million of capitalized software costs which do not meet the long-term information technology strategy of the Company. The Company measured the amount of the loss by comparing fair value of the land and the owned buildings (determined by independent appraisals and updated with current comparisons to similar assets) to capitalized cost. The carrying value of furniture and equipment and capitalized software costs was written down to net realizable value since it is being replaced.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(3) Restructuring, Termination Charges and Impairment of Long-Lived Assets (continued)

      The Company discontinued its distribution services to Arby's restaurants effective April 1, 1997. In connection therewith, as of December 28, 1996, the Company accrued approximately $10.6 million of costs associated with the termination of this agreement. During 1997, the Company paid and charged in the aggregate $9.1 million in costs primarily related to lease costs in connection with idle equipment and warehouse space and costs associated with rerouting the Company's transportation fleet required as a result of the loss of the Arby's business. In addition, the Company reclassified approximately $1.2 million to the allowance for doubtful accounts receivable to reserve against outstanding Arby's accounts receivable. As of December 27, 1997, the Company had approximately $0.3 million of accrued unpaid termination charges which management believes will be paid during 1998.

(4)   Property and Equipment

      Property and equipment and related depreciable lives were as follows (in thousands):

                                       December 27,       December 28,           Depreciable
                                           1997               1996                  Lives
                                       ------------       ------------           -----------
Land                                     $ 3,662            $ 3,636                       --
Buildings and improvements                17,092             16,413             15 to 40 years
Warehouse and transportation
    equipment                             25,592             24,465              3 to 10 years
Computer software                          7,391              4,262           1 1/2 to 5 years
Leasehold improvements                     8,966              4,384              3 to 13 years
Office equipment                           8,209              7,261               3 to 7 years
Projects in progress                      18,456             11,760                       --
                                         -------            -------
                                          89,368             72,181
Less accumulated depreciation
    and amortization                      29,407             22,544
                                         -------            -------
Property and equipment, net              $59,961            $49,637
                                         =======            =======

(5)   Intangible Assets

      Intangible assets consisted of the following (in thousands):

                                       December 27,        December 28,
                                           1997                1996
                                       ------------        ------------
Goodwill                                 $ 41,298           $ 41,298
Identifiable intangibles                    3,870              3,870
                                         --------           --------
                                           45,168             45,168
Less accumulated amortization               5,285              3,732
                                         --------           --------
Intangible assets, net                   $ 39,883           $ 41,436
                                         ========           ========

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(6)   Long-Term Debt

      Long-term debt consisted of the following loan agreements with banks (in thousands):

                                                                  December 27,     December 28,
                                                                     1997             1996
                                                                  ------------     ------------
      $150 million accounts receivable securitization facility,
                  due March 14, 2002                                $125,000        $   --
      $75 million revolving credit facility, due March 14, 2002       49,200            --
      $210 million revolving credit facility, retired and repaid
                  March 14, 1997                                        --            84,834
      $15 million term-loan facility, retired and repaid
                  March 14, 1997                                        --            12,750
      $15 million term-loan facility, retired and repaid
                  March 14, 1997                                        --            15,000
                                                                    --------        --------
                  Total long-term debt                               174,200         112,584
      Less current portion                                              --             1,500
                                                                    --------        --------
                  Long-term debt, less current portion              $174,200        $111,084
                                                                    ========        ========

      (a)   Existing Credit Facilities

            In March, 1997, the Company entered into two five-year loan agreements aggregating $225 million (the "Existing Credit Facilities") with a group of financial institutions to replace its previous credit facility. In connection with this early retirement of long-term debt, the Company recorded a pre-tax extraordinary charge of $10.3 million ($6.3 million net of taxes) in the first quarter of fiscal 1997. This charge reflected the write-off of deferred financing costs of $6.3 million, prepayment penalties of $2.7 million and $1.3 million in costs associated with the termination of interest-rate protection agreements.

            The Existing Credit Facilities bear interest based on either the prime rate or LIBOR plus an additional spread based on certain financial ratios and mature on March 14, 2002. The effective rate at December 27, 1997 was 7.34%. The Company is required to comply with various covenants in connection with the Existing Credit Facilities and borrowings are subject to calculations based on accounts receivable and inventory. The revolving credit facility is secured by liens on substantially all of the Company's assets and contains various restrictions on, among other things, the Company's ability to pay dividends and dispose of assets. Additionally, in the event of a change in control, the outstanding principal amount of these facilities shall become due and payable. PRC is the legal borrower for the accounts receivable securitization facility. Pursuant to the terms of the accounts receivable securitization facility PSC sells, on an ongoing basis and without recourse, an undivided interest in a designated pool of trade accounts receivable to PRC. In order to maintain the designated balance in the pool of accounts receivable sold, PSC is obligated to sell undivided interests in new receivables as existing receivables are collected. PSC has retained substantially the same credit risk as if the receivables had not been sold. PSC, as agent for PRC, retains collection and administrative responsibilities on the receivables sold to PRC. The creditors for this facility have security interests in PRC's assets (consisting primarily of

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(6)   Long-Term Debt (continued)

            accounts receivable purchased from PSC) and are entitled to be satisfied by such assets prior to equity holders. The Company pays a quarterly variable commitment fee, as defined in the agreements, based on the unused portion of the facilities which fee averaged 0.33% of such unused portion during 1997. At December 27, 1997, the Company had approximately $35 million available under the Existing Credit Facilities.

      (b)   Previous Credit Facility

            On March 31, 1995, in conjunction with the acquisition of NAD, the Company entered into a $240 million Loan and Security Agreement (the "Previous Credit Facility") with a group of banks that was retired and repaid before its maturity on March 14, 1997. The Previous Credit Facility provided for a revolving-credit facility of up to $210 million and term loans aggregating $30 million. The interest rate on the Previous Credit Facility was reset every month to reflect current market rates. The effective rate during fiscal 1996 and 1995 was 8.7 percent. This rate reflected the effect of interest-rate protection agreements, which were terminated on March 14, 1997 in connection with the retirement of this facility.

      (7)   Leases

            The Company leases certain of its facilities, vehicles and other equipment under long-term operating leases. Certain transportation equipment leases call for contingent rental payments based upon total miles. Future minimum lease payments under non-cancelable operating leases as of December 27, 1997, by fiscal year are as follows (in thousands):

                       1998                              $   28,600
                       1999                                  25,183
                       2000                                  22,222
                       2001                                  18,342
                       2002                                  13,581
                       Thereafter                            36,315
                                                            -------
                       Total                              $ 144,243
                                                            =======

            Rent expense, including contingent rental expense, was approximately $36.8 million, $39.3 million and $30.6 million during fiscal years 1997, 1996 and 1995, respectively.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(8)   Income Taxes

      The income tax benefit (provision) before extraordinary items and cumulative effect of a change in accounting principle for fiscal years 1997, 1996 and 1995, respectively, consisted of the following (in thousands):

                                                          1997         1996        1995
                                                          ----         ----        ----
Current taxes:
      Federal                                          $   (582)    $    937     $ (1,236)
      State                                                (545)          (9)        (408)
                                                       --------     --------     --------
            Total current taxes                          (1,127)         928       (1,644)
                                                       --------     --------     --------

Deferred taxes, excluding other components:
        Federal                                           1,170       11,449        1,126
        State                                               404        3,217          264
                                                       --------     --------     --------
            Total deferred taxes, excluding
              other components                            1,574       14,666        1,390
                                                       --------     --------     --------

Other:
        Alternative minimum tax-credit
             (utilization) carryforwards                     38         (184)         666
        Utilization of operating-loss carryforwards        --           --           (497)
                                                       --------     --------     --------
            Total other                                      38         (184)         169
                                                       --------     --------     --------

Income tax benefit (provision)                         $    485     $ 15,410     $    (85)
                                                       ========     ========     ========

      The following table summarizes the differences between the Company's effective income tax rate and the statutory Federal income tax rate for fiscal years 1997, 1996 and 1995:

                                                          1997         1996        1995
                                                          ----         ----        ----
Statutory federal income tax rate                          34.0%        34.0%        34.0%
Increase (decrease) resulting from:
        State income taxes (net of federal taxes)           5.0          5.2        (16.9)
        Goodwill amortization                              (0.7)        (0.3)       (10.9)
        Other                                              (5.4)        (0.7)       (18.4)
                                                       --------     --------     --------
                                                           32.9%        38.2%       (12.2)%
                                                       ========     ========     ========

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(8)   Income Taxes (continued)

      The tax effects of each type of temporary difference that gave rise to the Company's deferred tax assets and deferred tax liabilities at December 27, 1997 and December 28, 1996 are as follows (in thousands):

                                                                   1997         1996
                                                                   ----         ----
Deferred tax assets:
       Acquisition-related expenses                             $  1,262     $  3,567
       Accounts receivable, principally due to allowance for
             doubtful accounts                                     2,011        1,222
       Property, plant and equipment, principally due to
             differences in depreciation                           1,063        1,935
       Self-insurance reserves                                     3,355        3,493
       Impairment of long-lived assets                             3,231        4,036
       Restructuring and contract-termination charges              3,224        8,121
       Benefit of federal and state net operating-loss
             carryforwards                                        23,933        5,797
       Other                                                       2,682        2,025
                                                                --------     --------
             Total deferred tax assets                            40,761       30,196
       Less valuation allowance                                     --           --
                                                                --------     --------
             Total deferred tax assets, net                     $ 40,761     $ 30,196
                                                                ========     ========

Deferred tax liabilities:
       Computer software                                        $ (3,225)    $ (1,811)
       Acquisition-related liabilities                            (1,138)        (803)
       Other                                                        (406)        (568)
                                                                --------     --------

             Total deferred tax liabilities                       (4,769)      (3,182)
                                                                --------     --------

             Net deferred tax assets                            $ 35,992     $ 27,014
                                                                ========     ========

      In order to fully realize the net deferred tax assets at December 27, 1997, the Company will need to generate future taxable income of approximately $90 million. Management believes that it is more likely than not that the Company's deferred tax asset will be realized as a result of future taxable income, expected to be generated based on the Company's reasonable projections of future earnings. The Company anticipates that increases in taxable income will result primarily from (i) future projected revenue and gross margin growth through the addition of new restaurant chains and the expansion of services provided to new and existing restaurant chains, (ii) a reduction in interest expense due to a reduction in its indebtedness, (iii) cost savings through its corporate and network consolidation plan and (iv) other cost-reduction initiatives. In addition, management believes reasonable tax planning strategies and other potential transactions will be available that could be used to realize the deferred tax asset before the expiry of any material net operating losses, which will not begin to occur until after 2010.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(8)   Income Taxes (continued)

      At December 27, 1997 and December 28, 1996, other current assets included income taxes receivable of approximately $0.4 million and $1.5 million, respectively, which consisted primarily of overpayments of tax liabilities and pending carryback refund claims. United States federal income tax returns for fiscal years 1992 and 1993 are currently under examination by the Internal Revenue Service. A preliminary assessment is pending which is not material to the consolidated financial position or results of operations as of December 27, 1997.

(9)   Employee Benefit Plans

      (a)   Defined-Contribution Plans

            On January 1, 1997, the Company's defined contribution plan, which covers substantially all employees, was renamed the ProSource Retirement Advantage Plan. Eligible employees can contribute up to 15% of base compensation, with the following benefits: (i) Company contributions of 2 percent, (ii) additional Company matching of 50 percent of the first 6 percent contributed by the employee, and
            (iii) vesting of Company contributions ratably over four years of service.

            The Company also had a Money Purchase Plan which covered those former NAD salaried employees not covered by a defined-benefit plan. Under this plan, the Company contributed 10 percent of eligible salary. The Money Purchase Plan was terminated effective December 1996.

            The amount of contribution expense incurred by the Company for these plans was approximately $1.5 million, $2.7 million and $2.2 million for fiscal years 1997, 1996 and 1995, respectively.

      (b)   Defined-Benefit Pension Plans

            In conjunction with the changes to the ProSource Retirement Advantage Plan in 1997, the Company terminated all three noncontributory defined-benefit pension plans covering substantially all employees except those covered by multiemployer pension plans under collective-bargaining agreements. The Company settled all pension obligations related to these terminated plans in 1997 through (i) the purchase of annuities, (ii) lump-sum payments, or
            (iii) the transfer of plan benefits into the ProSource Retirement Advantage Plan, at the participant's discretion. The accrued liability as of December 28, 1996 was adequate to cover the unfunded termination liability of these three pension plans.

            Pension costs of approximately $1.1 million and $0.9 million reflected in the consolidated statements of operations for fiscal years 1996 and 1995, respectively, were determined based on actuarial studies. The Company's pension expense for contributions to the various multiemployer pension plans under collective-bargaining agreements was approximately $1.1 million, $1.2 million, and $0.9 million for fiscal years 1997, 1996 and 1995, respectively.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(10)  Stockholders' Equity

      Under the ProSource, Inc. Employee Stock Purchase Plan (the "Stock Plan"), officers and key employees of the Company ("Management Employees") purchased a total of 408,100 shares of Class B common stock at $10.00 per share in 1992, 132,500 shares of Class B common stock at $11.00 per share in 1993 and 1994, and 270,000 shares of Class B common stock at $10.00 per share in 1995 and 1996. In connection with the purchases of Class B common stock, each Management Employee entered into a Management Shareholders Agreement with the Company and Onex.

      The ProSource, Inc. Amended Management Option Plan (1995) (the "1995 Option Plan") provides certain Management Employees with options to purchase one-half the number of shares of Class B common stock purchased under the Stock Plan at the same price per share paid by such stockholder (either $10.00 or $11.00). Subject to the 1995 Option Plan, options granted under the 1995 Option Plan are exercisable until December 31, 2000. No additional options will be granted under the 1995 Option Plan. The 1995 Option Plan was amended in November 1996 to provide that all unvested options vest at a rate of 10% per year through December 31, 1999, when all remaining options vest. As a result, the Company recorded a pretax charge in 1996 of $1.2 million reflecting the difference between the market price of the Company's Class A common stock on the date of amendment and the exercise price of such options.

      Under the 1996 Stock Option Plan (the "1996 Option Plan"), the Company may grant options to its employees for up to 550,000 shares of Class B common stock. In 1997 and 1996, the Company granted options to purchase 16,000 and 358,000 shares, respectively, of Class B common stock at $14.00 per share. Options under the 1996 Option Plan vest ratably over four years from the date of grant. These options cannot be exercised, however, until the earlier of (i) the date on which the market value of the Company's common stock is 25% greater than the exercise price and (ii) the eighth anniversary of the date of grant. Subject to the provisions of the 1996 Option Plan, vested options may be exercised for a period of up to 10 years from the date of grant.

      Under the ProSource, Inc. 1997 Directors Stock Option Plan (the "1997 Directors Plan"), which was approved by the shareholders in April 1997, the Company may grant options to its directors, who so elect to receive such options in lieu of fees, to purchase shares of Class A common stock at $4.00 per share below the stated fair market value on the date of grant. Options to purchase up to 100,000 shares of Class A common stock may be granted under this plan. In April 1997, the Company granted options to purchase 10,500 shares of Class A common stock at $5.25 per share. Options under the 1997 Directors Plan vest and become exercisable one year from the date of grant, provided that the holder thereof is still a director of the Company at such time. Subject to the provisions of the 1997 Directors Plan, options may be exercised for a period of up to 10 years after the vesting date. During the year ended December 27, 1997, the Company recognized $28,000 of compensation expense associated with this plan.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(10)  Stockholders' Equity (continued)

      A summary of the status of the Company's three option plans for the years ended December 27, 1997, December 28, 1996, and December 30, 1995 is as follows:

                                        Weighted                Weighted                 Weighted
                                        Average                  Average                  Average
                            1997        Exercise     1996       Exercise      1995       Exercise
                           Shares        Price      Shares       Price      Shares        Price
                           ------       --------    ------      --------    ------       --------

Options outstanding -
    beginning              706,450      $12.10      327,700      $10.16      237,450      $10.22
Options granted             26,500       10.53      388,750       13.69      101,750       10.00
Options exercised             --          --           (125)      10.00         --          --
Options canceled           (93,300)      11.91       (9,875)      10.00      (11,500)      10.00
                          --------      ------     --------      ------     --------      ------
Options outstanding -
    ending                 639,650      $12.06      706,450      $12.10      327,700      $10.16
                          ========      ======     ========      ======     ========      ======
Options exercisable -
    year-end               176,449      $11.86       78,401      $10.13       41,500      $10.12
                          ========      ======     ========      ======     ========      ======

      The following table summarizes information about stock options outstanding at December 27, 1997:

                        Options Outstanding                             Options Exercisable
--------------------------------------------------------------    -----------------------------

                 Number        Weighted Avg.                         Number
   Exercise    Outstanding       Remaining       Weighted Avg.    Exercisable    Weighted Avg.
    Prices     at 12/27/97   Contractual Life   Exercise Price    at 12/27/97    Exercise Price
    ------     -----------   ----------------   --------------    -----------    --------------
$    5.25         10,500         9 years           $  5.25             --          $  5.25
    10.00        262,100         3 years             10.00           87,034          10.00
    11.00         33,050         3 years             11.00            9,915          11.00
    14.00        334,000         9 years             14.00           79,500          14.00
                 -------         -------           -------          -------        -------
    Totals       639,650         6 years           $ 12.06          176,449        $ 11.86
                 =======         =======           =======          =======        =======

      During fiscal year 1996, the Company adopted SFAS No. 123. Under the provisions of the new standard, the Company elected to continue using the intrinsic-value method of accounting for stock-based compensation plans granted to employees under Accounting Principles Board Opinion No. 25 and provide pro-forma disclosure for the fair-value based method of accounting for compensation costs related to stock-option plans and other forms of stock-based compensation under SFAS No. 123.

      The Company estimated the weighted-average fair value of each option granted during 1997, 1996 and 1995 at $5.41, $7.34 and $8.27, respectively. The fair value of these options was computed at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.3%, 6.2% and 6.3%; dividend yields of 0.0% for all years presented, volatility factors of the expected market price of the Company's common stock of 33.0% for all years presented and a weighted-average expected life of the options of 5, 7 and 7 years, respectively.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(10)  Stockholders' Equity (continued)

      The Black-Scholes option valuation model was developed for use in computing the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the computed fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data).

                                                          1997           1996            1995
                                                     ----------      ----------      ----------
Pro forma net loss                                   $  (13,943)     $  (23,817)     $   (1,587)
Pro forma net loss per share - basic and diluted     $    (1.49)     $    (4.10)     $    (0.35)

      In conjunction with the acquisition of NAD, the Company issued warrants to Martin-Brower. At December 27, 1997 and December 28, 1996, the warrants were exercisable for 283,425 shares of Class B common stock at $12.35 per share during the period from April 1, 1997 through March 31, 2000, and upon consummation of certain transactions.

      On November 15, 1996, the Company completed the issuance of 3,400,000 shares of Class A common stock (at a price of $14.00 per share) through an initial public offering, resulting in net proceeds to the Company of approximately $43.2 million, after deducting underwriting discounts and commissions, and other offering costs of approximately $4.4 million. The net proceeds of the offering were used: (i) to prepay $15 million in outstanding principal and $1.1 million in accrued interest under a subordinated note payable to Onex; (ii) to prepay, at a discount, $10 million in outstanding principal and $0.1 million in accrued interest under a subordinated note payable to Martin-Brower for a total payment of $9.2 million and (iii) to repay $16.6 million of outstanding indebtedness under the Company's revolving-credit facility, after deducting a $1.3 million payment concurrent with the offering for the termination of a consulting agreement between the Company and certain former owners of an acquired company. Also in connection with the initial public offering, the Company incurred a noncash charge of $4 million resulting from the issuance to Onex of 285,714 shares of Class B common stock valued at the initial public-offering price in exchange for the agreement of Onex to relinquish its rights to receive an annual fee, previously paid in cash, for management services rendered to the Company.

      Under the ProSource, Inc. 1997 Employee Stock Purchase Plan, which was approved by the shareholders in April 1997, employees of the Company purchased a total of 33,799 shares of Class A common stock at $6.035 per share in 1997. In January 1998, an additional 30,336 shares of Class A common stock were purchased by employees at $6.035 per share under this plan.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

(11)  Contingencies and Guarantees

      The Company has guaranteed the principal due on certain loans obtained by its officers and employees in connection with the purchase of common stock under the Stock Plan. At December 27, 1997, such guarantees amounted to approximately $0.8 million and were covered by a letter of credit. At December 27, 1997, the Company was also obligated for $15.0 million in other letters of credit issued on behalf of the Company primarily as a guarantee of payment for obligations arising from workers' compensation claims. At December 27, 1997, the Company had $9.2 million available in unused letters of credit under its Existing Credit Facilities.

      The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Management believes that the outcome of such cases will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

(12)  Concentrations of Credit Risk

      Burger King Corporation ("BKC") owned and franchisee-owned Burger King restaurants collectively accounted for 46%, 41% and 45% of the Company's sales in fiscal years 1997, 1996 and 1995, respectively. Sales to BKC-owned restaurants represented approximately 5% of sales for each of the aforementioned years. Amounts due from BKC-owned restaurants at December 27, 1997 and December 28, 1996 were $5.8 million and $5.5 million, respectively.

      In addition, sales to Darden Restaurants, Inc. (owner of Red Lobster and Olive Garden restaurants) accounted for 21%, 20%, and 18% of the Company's sales in fiscal years 1997, 1996 and 1995, respectively. Amounts due from Darden Restaurants, Inc. at December 27, 1997 and December 28, 1996, were approximately $41.4 million and $41.1 million, respectively.

      Sales to company-owned and franchisee-owned Arby's restaurants accounted for 10% of Company sales in fiscal years 1996 and 1995. No other customer or restaurant concept accounted for more than 10% of the Company's sales in fiscal years 1997, 1996 or 1995. The Company periodically performs credit evaluations on its customers' financial condition and generally does not require collateral.

(13)  Cumulative Effect of a Change in Accounting Principle

      During the fourth quarter of 1997, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation." The consensus requires that the cost of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. As a result, any remaining unamortized portion of previously capitalized business process reengineering costs is required to be written off. The cumulative impact of initially conforming to this new standard in the fourth quarter of 1997 was reported as a change in accounting principle in the accompanying consolidated statements of operations, with a cumulative charge, net of tax, of $6.4 million, or $0.69 per share.

                                 PROSOURCE, INC.
             Notes to Consolidated Financial Statements (continued)
     Years Ended December 27, 1997, December 28, 1996 and December 30, 1995


(14)  Net Loss Per Share

      For all years presented in the accompanying consolidated statements of operations, all stock options and other potential common shares were excluded from the calculation of diluted loss per share, since they would produce anti-dilutive results. As a result, there are no reconciling items to the numerator and denominator of the basic and diluted loss per share computations.

      The following were outstanding during fiscal 1997, but were excluded from the computation of diluted net loss per common share for fiscal 1997.

                                   Related Number of          Conversion
                                   Common Stock Shares      Price per Share       Expiration
                                   -------------------      ---------------       ----------
Options - 1995 Option Plan       288,650 shares - Class B    $10.00 or $11.00    December 2000
Options - 1996 Option Plan       340,500 shares - Class B    $14.00              November 2006 to January 2007
Options - 1997 Directors Plan    10,500 shares - Class A     $ 5.25              April 2007
Stock Warrants                   283,425 shares - Class B    $12.35              March 2000
$0.5 million convertible
   subordinated note              25,000 shares - Class A    $20.00              November 1999

(15)  Subsequent Event

      On January 29, 1998, the Company signed a definitive merger agreement with AmeriServe Food Distribution, Inc. ("AmeriServe"). Under the terms of the agreement, AmeriServe has agreed to pay $15.00 in cash for each outstanding share of the Company's common stock. In addition, under the agreement, all outstanding options will be accelerated and option holders will receive $15.00 less the applicable exercise for each share issuable upon exercise of the options. AmeriServe has indicated that it intends to refinance all of the Company's outstanding debt.

      The merger is subject to regulatory approvals and other customary conditions to closing. Onex Corporation and certain of its affiliates, which own approximately 61% of the Company's outstanding stock, representing approximately 85% of the voting power, have committed to vote in favor of the merger, which will assure the necessary shareholder approval. The merger is expected to close in the second quarter of fiscal 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below are the directors and executive officers of the Company.

Name                        Age                    Position
----                        ---                    --------

David R. Parker             54   Chairman of the Board of Directors
Thomas C. Highland          56   President, Chief Executive Officer and Director
Daniel J. Adzia             55   Vice-Chairman, Chief Marketing Officer and Director
Gerald W. Schwartz          55   Director
Anthony R. Melman           50   Director
Michael Carpenter           50   Director
Anthony Munk                37   Director
C. Lee Johnson              65   Director
R. Geoffrey P. Styles       67   Director
William F. Evans            50   Executive Vice President, Chief Financial Officer
Robert S. Donaldson         42   Executive Vice President, Chief Operating Officer, ProSource
                                    Distribution Operations
Paul A. Garcia de Quevedo   43   Vice President, Treasurer and Secretary
Maurice L. Ambler           50   Senior Vice President, Human Resources
Dennis T. Andruskiewicz     44   Senior Vice President, Operations Support
Bruce O. Burnham            54   Senior Vice President, Procurement and Supply Chain Services
John E. Foley               48   Senior Vice President, Chief Information Officer
John P. Gainor              40   Senior Vice President, Logistics and Chief Operating Officer,
                                     PSD Transportation Services

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

      Gerald W. Schwartz Mr. Schwartz has served as a Director of the Company since its formation in 1992. Mr. Schwartz is Chairman of the Board, President and Chief Executive Officer of Onex Corporation and has served in such capacity since its formation in 1983. Mr. Schwartz serves on the Board of Directors of Alliance Communications Corporation. He is Vice-Chairman and Member of the Executive Committee of Mount Sinai Hospital and is a Director or Governor of a number of other organizations, including Junior Achievement, Canadian Council of Christians and Jews, and The Starlight Foundation.

      Anthony R. Melman Mr. Melman has served as a Director of the Company since its formation in 1992. Mr. Melman has been Vice President of Onex Corporation since 1984. Prior to joining Onex, Mr. Melman held various executive positions at Canadian Imperial Bank of Commerce and Union Acceptances Limited, a South African merchant banking organization. Mr. Melman serves on the Board of Directors of Purolator Courier Ltd., Celestica, Inc., BT Bank of Canada and AlphaNet Telecom, Inc.

      Michael Carpenter Mr. Carpenter has served as a Director of the Company since October 1992. Since January 1995, he has been Chairman and Chief Executive Officer of Travelers Life and Annuity Company. He also serves as Executive Vice President of Travelers Group, Inc., responsible for business development and planning. Mr. Carpenter was Chairman of the Board, President and Chief Executive Officer of Kidder, Peabody Group Inc., a wholly owned subsidiary of General Electric Company from January 1989 to June 1994. Mr. Carpenter serves on the Board of Directors of General Signal, Inc., a diversified manufacturing company.

      Anthony Munk Mr. Munk has served as a Director of the Company since January 1995. He joined Onex Corporation in April 1988, and is currently a Vice President. During the period January 1995 to September 1995, Mr. Munk served as Senior Vice President of The Horsham Corporation, a Canadian based company which has interests in gold, real estate and refining ventures, and is currently a Director of Barrick Gold Corporation.

      C. Lee Johnson Mr. Johnson has served as a Director of the Company since October 1992. Since October 1997, he has been President Emeritus of Limited Distribution Services (a subsidiary of The Limited, Inc.), where he was President from 1986 to 1997. From 1984 to 1986, he was Senior Vice President, Beatrice U.S. Food Corporation and the President, Beatrice Distribution, Inc. Mr. Johnson serves on the Executive Committee and Board of Directors of the Columbus Chamber of Commerce.

      R. Geoffrey P. Styles Mr. Styles has served as a Director of the Company since October 1992 and is a director of Onex Corporation. From 1990-1996, he served as Chairman of the Board of Directors of Drivers Jonas (Canada) Ltd. He serves as Chairman and Director of Grosvenor International Holdings Limited and is on the Boards of Directors of Royal Trust Company, The Geon Company, Echo Bay Mines Ltd., Fairwater Capital Corporation and Working Ventures Canadian Fund Inc.

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

      Robert S. Donaldson Mr. Donaldson has served as Executive Vice President Chief Operating Officer, ProSource Distribution Operations since January 1998. From January 1995 to January 1998, he served as Senior Vice President, Field Operations of the Company. From January 1993 to December 1994, he served as Vice President of Business Development of the Company. Prior to joining the Company, Mr. Donaldson was the President of Institution Food House, Inc., a broadline foodservice distributor from 1986 to 1993 and Vice President of Sky Brothers, Inc., a foodservice distributor from 1973 to 1986.

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

      Dennis T. Andruskiewicz Mr. Andruskiewicz has served as Senior Vice President, Operations Support of the Company since September 1996 and Vice-President, Field Operations since the acquisition of NAD in March 1995. Before serving in such capacity, Mr. Andruskiewicz was the Vice President of Distribution for Martin-Brower from 1990 to 1995 and the Director of Distribution for the Planters Life Savers Division of RJR Nabisco from 1987 to 1990.

      Bruce O. Burnham Mr. Burnham joined the Company in December 1997 and serves as the Senior Vice President, Procurement and Supply Chain Services. Mr. Burnham has twenty years of experience in distribution, supply chain management and strategic purchasing. From July 1994 to December 1997, Mr. Burnham served as Vice President, Purchasing and Distribution for Boston Chicken, Inc. From May 1990 to July 1994, Mr. Burnham served as Corporate Vice President of Procurement for Service America Corporation.

      John E. Foley Mr. Foley has served as Senior Vice President, Chief Information Officer since January 1998. From August 1995 to January 1998, he served as Senior Vice President, Operations Development of the Company and Senior Vice President, Finance and Systems, Chief Financial Officer from April 1994 to July 1995. Prior to joining the Company, Mr. Foley was the Senior Vice President, Grand Metropolitan Computer Systems for Grand Metropolitan, PLC from 1992 to 1995 and Vice President, MIS for BKC from 1990 to 1992.

      John P. Gainor Mr. Gainor has served as Senior Vice President, Logistics and Chief Operating Officer, PSD Transportation Services, the Company's transportation subsidiary, since January 1998, Senior Vice President, Logistics and Purchasing from November 1995 to January 1998, Vice President, Operations Support from July 1992 to May 1993 and from November 1994 to November 1995 and Eastern Region, Vice President from June 1993 to October 1994. Prior to joining the Company in April 1992, he held various executive positions, including Director, Transportation and Planning, Manager, Transportation, Manager, Private Carriage Operations and Regional Transportation Manager, at Warner Lambert Company since 1982.

      Each director is elected annually by the Company's stockholders and holds office until the next annual meeting of stockholders and until his successor is elected and qualified. Each executive officer is elected annually by the Board of Directors and holds office until his successor is elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's Class A Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that, except for the Initial Statement on Form 3 for Maurice L. Ambler, Senior Vice President, Human Resources, which was filed late, all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with during the year ended December 27, 1997.

Item 11. Executive Compensation.

      The following table sets forth certain information regarding compensation earned during the Company's three most recently completed fiscal years by the chief executive officer and each of the five other most highly compensated executives officers during 1997, including one former executive officer (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                        Long-Term
                                                                                                       Compensation
                                                                                                          Awards/
                                                                                       Other Annual     Securities     All Other
                                                 Fiscal               Annual           Compensation     Underlying   Compensation
Name and Principal Position                       Year             Compensation           ($)(1)       Options(#)(2)    ($)(3)
---------------------------                       ----             ------------           ------       -------------    ------
                                                               Salary        Bonus
                                                                 ($)          ($)
                                                                 ---          ---
                                                  1997         450,000         --              (4)         --          7,950
David R. Parker                                   1996         324,038         --          35,148        25,000       90,500
   Chairman of the Board of Directors ........... 1995         300,000      150,000            (4)        5,000      153,120

                                                  1997         450,000         --              (4)         --          7,950
Thomas C. Highland                                1996         324,038         --          33,104        25,000       90,500
   President, Chief Executive Officer ........... 1995         300,000      150,000            (4)        3,750      103,120

                                                  1997         320,000         --          47,406          --          7,950
Daniel J. Adzia                                   1996         310,000         --          61,448        15,000       15,000
   Vice Chairman, Chief Marketing Officer ....... 1995(5)      225,385      112,500            (4)       22,500       21,410

William F. Evans                                  1997         315,000         --          60,333          --          7,950
   Executive Vice President, Chief Financial      1996         287,500         --          44,548        15,000      135,051
   Officer ...................................... 1995(6)      116,346       82,282            (4)       22,500         --

Robert S. Donaldson                               1997         199,550         --              (4)         --         25,155
   Executive Vice President, Chief Operating      1996         175,961         --              (4)       10,000       30,601
   Officer, ProSource Distribution Operations ... 1995         157,500       58,575            (4)         --         13,749

William G. Berryman
   Senior Vice President, Information             1997         177,187       35,000            (4)         --         43,689
   Technology(7) ................................ 1996         117,789       35,000            (4)       10,000       75,320

----------

(1) The amounts shown in the "Other Annual Compensation" column consist of the following (i) Mr. Parker: For 1996, $14,000 car allowance, $13,000 perquisite allowance and $8,148 of interest paid by the Company in respect of an outstanding loan, (ii) Mr. Highland: For 1996, $14,000 car allowance, $13,000 perquisite allowance and $6,104 of interest paid by the Company in respect of an outstanding loan, (iii) Mr. Adzia: For 1997 and 1996, respectively, $14,400 and $4,528 car allowance, $13,000 and $16,283 perquisite allowance and $20,006 and $40,637 of interest paid by the Company in respect of an outstanding loan, and (iv) Mr. Evans: For 1997 and 1996, respectively, $14,400 and $11,100 car allowance, $5,000 and $5,000 perquisite allowance and $40,933 and $28,448 of interest paid by the Company in respect of an outstanding loan. The loans referred to in the previous sentence were provided by a third party lender to finance, in part, certain purchases of Common Stock by employees, including the Named Executive Officers, and were guaranteed by the Company. Effective as of March 21, 1997 (November 20, 1997 with respect to Mr. Adzia), the lender released the Company from its guaranty of such loans and took a pledge of the shares as security for the loans. As of December 27, 1997, the Company continued to guarantee the loan to Mr. Evans.

(2)   Options to acquire shares of Class B Common Stock.

(3) The amounts shown in the "All Other Compensation" column for each Named Executive Officer in 1997 consist of $7,950 in the Company's contributions to its defined contribution plan, plus $17,205 in educational payments in the case of Mr. Donaldson, and $35,739 in relocation payments, in the case of Mr. Berryman. See "Defined Contribution Plans." Amounts for 1995 and 1996 have been restated to reflect the reversal of accruals previously made for the benefit of the Named Executive Officers under the Company's proposed Supplemental Executive Retirement Plan. The Company subsequently determined not to adopt such plan.

(4) Excludes perquisites and other personal benefits because such compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(5) Represents amounts paid from April 1, 1995 through the end of 1995. Prior to such time Mr. Adzia was employed by NAD.

(6) Represents amounts paid from July 28, 1995 through the end of 1995. Prior to such time Mr. Evans was not employed by the Company.

(7) 1996 represents amounts paid from April 29, 1996 through the end of 1996. Prior to such time Mr. Berryman was not employed by the Company. Due to a change in responsibilities, Mr. Berryman was not reelected as an executive officer in January 1998.

Employment Agreements

      The Company has entered into employment agreements (each an "Employment Agreement") with each of Messrs. David R. Parker, Thomas C. Highland, Daniel J. Adzia, Paul A. Garcia de Quevedo, Dennis T. Andruskiewicz and John E. Foley (each an "Employee"). Each Employment Agreement provides that the Employee will receive an annual salary (subject to increase at the discretion of the Board of Directors), a cash bonus calculated in accordance with the Company's management bonus or incentive compensation plan in effect from time to time and certain benefits. The term of each Employment Agreement is three years (one year in the case of Mr. Andruskiewicz), with automatic one year extensions unless terminated earlier by the Company or the Employee upon prior written notice. In the event that the Company terminates the Employee's employment for disability or without cause, the Employee is entitled to receive his salary, a pro rata portion of the actual incentive payment that he would have received under the management incentive plan for the year in which termination occurs and all other benefits in effect for senior management employees at the time of termination ("Termination Benefits") for a period of one year from the date of termination, except in the case of Mr. Highland. In the event that the Company terminates Mr. Highland's employment for disability or without cause, he is entitled to receive payment in an amount equal to 150% of the sum of the Termination Benefits for a period of eighteen months from the date of termination.

      Effective April 1, 1998, Mr. Adzia's current employment agreement will terminate and he will become a consultant to the Company. Under the terms of this consulting agreement, Mr. Adzia will receive annual compensation of $75,000 through April 1, 2000. In addition, Mr. Adzia will be eligible for an incentive bonus of up to $200,000 based on achieving certain agreed upon targets. All benefits, bonuses and other types of compensation previously provided under his employment contract, with the exception of medical coverage and existing stock options, will terminate on March 31, 1998.

      Each Employee is also subject to a one-year covenant not to compete effective upon termination of employment for any reason, except in the case of Mr. Highland (eighteen months).

Director Compensation

      Directors who are not officers or employees of the Company or Onex are entitled to receive an annual fee of $14,000, plus $1,500 for each Board of Directors meeting attended, $1,000 for each committee meeting attended and a $2,500 annual fee for serving as chairman of a committee. All directors are reimbursed for out-of-pocket expenses.

      1997 Directors Stock Option Plan. Under the 1997 Directors Stock Option Plan (the "Directors Plan"), each outside director may elect to receive in lieu of all or any portion of such director's annual retainer fee, a stock option exercisable for a number of shares of Class A Common Stock equal to the amount of such fee or portion thereof divided by $4.00. The exercise price for such stock option will be equal to $4.00 per share below the Fair Market Value of a share of Class A Common Stock on the date of grant; provided, however, that in no event will the exercise price of such Stock Option be less than 50% of the Fair Market Value of a share of Class A Common Stock on the date of the grant. "Fair Market Value" is defined as the average closing price of a share of Class A Common Stock on the Nasdaq National Market (or such other exchange on which shares of Class A Common Stock are listed) for the five trading days immediately preceding the applicable date. The duration of the Directors Plan is ten years. The number of shares of Class A Common Stock currently available for use in the Directors Plan is 89,500.

      The date of grant of a stock option is the date of the annual meeting of stockholders of the Company. A stock option vests and becomes exercisable on the day prior to the date of the next annual meeting of stockholders after the date of grant. In the event that a stock option grantee is not a member of the Board on the vesting date, any stock option which has not become vested and exercisable as of such time will expire without vesting. Vested stock options may be exercised for 10 years from the date of grant.

      The Directors Plan may be amended by the Board of Directors; provided, however, that approval of the stockholders is required to (i) materially increase the benefits accruing to participants under the Directors Plan, (ii) materially increase the number of securities which may be issued under the Directors Plan or (iii) materially modify the requirements as to eligibility for participation in the Directors Plan. The Directors Plan may be terminated at any time by the Board of Directors or by the approval of the stockholders.

      The Directors Plan contains provisions designed to preserve for directors the benefits of grants in the event of a Change of Control (as defined in the Directors Plan). Upon a Change of Control any unvested option will vest. A director may surrender any option and receive cash equal to the excess of the Change of Control Price (as defined in the Directors Plan) over the exercise price.

      Currently, three members of the Board of Directors (Messrs. Carpenter, Johnson and Styles) are eligible to participate in the Directors Plan and such directors received options totaling 10,500 during 1997. Messrs. Carpenter, Johnson and Styles have elected to receive 50%, 100% and 100%, respectively, of their annual retainer fee for 1998 in stock options. In light of the fact that, if the proposed merger is consummated, the Company will not hold an annual meeting in 1998, the Company has waived such elections and in lieu thereof agreed to pay the directors the annual retainer to which they would otherwise be entitled in cash. See "Business--Merger Agreement."

Compensation Committee Interlocks and Insider Participation

      The Compensation and Nominating Committee consists of Messrs. Johnson, Melman and Parker. The Equity Compensation Committee (the "Committee") consists of Messrs. Carpenter, Johnson and Styles. Mr. Parker is Chairman of the Board of ProSource.

Option Plans and Other Equity Based Compensation Plans

      Amended Management Option Plan (1995). The Amended Management Option Plan
(1995) (the "1995 Option Plan") provides for the grant of "non-qualified stock options" ("NQSO's") to management employees of the Company ("1995 Employee Participants") at the time that such employees purchase Class B Common Stock. Options granted under the 1995 Option Plan have an exercise price equal to the price at which the 1995 Employee Participant purchased such stock. Options are exercisable for shares of Class B Common Stock. The 1995 Option Plan provides for it to be administered by the Board of Directors of the Company or a committee thereof, and currently is administered by the Committee. Options granted under the 1995 Option Plan are not transferable or assignable.

      Options vest according to the following schedule: ten percent at the end of years 1995 through 1999, with the remaining 50% vesting at the end of such five-year period. Options granted under the 1995 Option Plan remain exercisable until December 31, 2000. In the event the Company sells substantially all of its assets or all of the Company's or any of its principal subsidiaries' shares of Common Stock in a transaction in which the consideration is principally other than common stock and results in Onex earning certain specified rates of return on its initial purchase of Common Stock, then all unexercised options under the 1995 Option Plan with respect to periods not yet ended are deemed earned and exercised immediately prior to the date the triggering transaction closes.

      The 1995 Option Plan terminates on the earlier of (i) December 31, 2000 and (ii) the sale of all of the Common Stock owned by Onex, the sale of all of the issued and outstanding stock of the Company or the sale of all or substantially all of the assets of a subsidiary of the Company.

      At December 27, 1997, options to purchase 295,150 shares of Class B Common Stock were outstanding. Additionally, during 1997, 53,300 options were canceled. No options were granted in 1997, and no additional options will be granted under the 1995 Option Plan.

      1996 Stock Option Plan. Pursuant to the 1996 Option Plan, executive officers and key employees of the Company are eligible to receive awards of stock options. The 1996 Option Plan provides for the award of NQSO's only. The 1996 Option Plan is administered by the Committee. Subject to the provisions of the 1996 Option Plan, the Committee determines when and to whom awards are granted, and the number of shares covered by each award. The Committee may interpret the 1996 Option Plan and may at any time adopt such rules and regulations for the 1996 Option Plan as it deems advisable. In addition, the Committee may cancel or suspend awards. Options granted under the 1996 Option Plan are not transferable or assignable, other than upon death.

      The exercise price for options granted under the 1996 Option Plan is at least 100% of the fair market value of a share of Class B Common Stock on the date of grant. Options vest ratably on each of the first four anniversaries of the date of grant. However, notwithstanding such vesting, no option becomes exercisable until the earlier of (i) the date on which the Market Value of the Class B Common Stock is at least 25% greater than the exercise price of such option and (ii) the eighth anniversary of the date of grant. "Market Value" of the Class B Common Stock is determined by taking the average closing price of the Class A Common Stock on the Nasdaq National Market or the principal securities exchange on which the Common Stock is listed for the five consecutive trading days immediately preceding the applicable date. Subject to the foregoing, vested options may be exercised for a period of up to 10 years from the date of grant.

      The Committee may provide for the payment of the option price in cash, by delivery of other Common Stock having a fair market value equal to the exercise price, by a combination thereof or by such other manner as the Committee shall determine, including a cashless exercise procedure.

      The Board of Directors may at any time and from time to time suspend, amend, modify or terminate the 1996 Option Plan; provided, however, that, to the extent required by Rule 16b-3 promulgated under the Exchange Act or any other law, regulation or stock exchange rule, no such change shall be effective without the requisite approval of the Company's stockholders. In addition, no such change may adversely affect any award previously granted, except with the written consent of the grantee.

      The Company has reserved 550,000 shares of Class B Common Stock for issuance upon exercise of options granted under the 1996 Option Plan. During 1997, the Company granted options to purchase 16,000 shares, none of which went to Named Executive Officers or directors. At December 27, 1997, options to purchase 334,000 shares of Class B Common Stock were outstanding. Additionally, 40,000 options were canceled during 1997. No options may be granted under the 1996 Option Plan after the tenth anniversary of the approval of the 1996 Option Plan.

      1997 Employee Stock Purchase Plan. The 1997 Employee Stock Purchase Plan (the "Employee Plan") was adopted by the Company's stockholders on April 29, 1997. The purpose of the Employee Plan is to permit eligible employees to purchase Class A Common Stock, through payroll deductions, at a specified percentage of the fair market value of the Class A Common Stock. It is intended that the Employee Plan qualify as an employee stock purchase plan under Section 423 of the Code.

      The Employee Plan is administered by the Committee. Subject to the express provisions of the Employee Plan, the Committee, by majority action thereof, is authorized to interpret and prescribe, amend and rescind rules relating to the Employee Plan and to make all other determinations necessary or advisable for the administration of the Employee Plan.

      The Employee Plan generally operates on the basis of a 12-month period beginning July 1 of each year (each a "Plan Year"). The first Plan Year commenced July 1, 1997. With respect to any Plan Year, all full-time employees of the Company and its participating subsidiaries (including officers and directors who are also employees) who have been employed continuously for at least three months prior to July 1 of such Plan Year are eligible to participate in the Employee Plan. No eligible employee may participate in the Employee Plan if after the purchase such employee would own (or have the right to purchase) stock of the Company possessing 5% or more of the total combined voting power or value of all classes of capital stock of the Company.

      An eligible employee electing to participate in the Employee Plan may contribute funds for the purchase of Class A Common Stock under the Employee Plan by directing his or her employer to withhold (in increments of 1%) not less than 1% and not more than 15% of his or her Base Earnings (as defined in the Employee Plan). A participant may elect to reduce (but not increase) the amount of rate of withholding for any Plan Year. Amounts withheld will be held by the participant's employer and automatically applied to purchase Class A Common Stock unless refunded to the participant by written election or direction of such participant.

      Amounts withheld from (and not refunded to) a participant in the Employee Plan will be used to purchase Class A Common Stock as of the last business day of each quarter of the Plan Year at a price equal to 85% of the Fair Market Value (as defined in the Employee Plan) of a share of Class A Common Stock on the first business day of such Plan Year.

      No participant in the Employee Plan may purchase Class A Common Stock under the Employee Plan and all other employee stock purchase plans of the Company and any of its subsidiaries at a rate in excess of $25,000 in Fair Market Value of such stock (determined as of the first business day of the Plan Year with respect to which stock is granted) for each calendar year in which any such right to purchase stock granted to such participant is outstanding at any time. If a participant is not entitled to purchase Class A Common Stock under any such other plan during a Plan Year, the total number of shares purchased under the Employee Plan for the participant with respect to that Plan Year may not exceed (1) $25,000 divided by (ii) the Fair Market Value of a share of Class A Common Stock on the first day of such Plan Year.

      The Board of Directors may at any time terminate, amend or modify the Employee Plan, provided that approval of stockholders is required to (i) increase the total amount of Class A Common Stock which may be offered under the Employee Plan (except for adjustments in the outstanding shares of Class A Common Stock by reason of a stock dividend or split, combination, recapitalization, or reclassification), (ii) withdraw the administration of the Employee Plan from the Committee or (iii) permit any member of the Committee to be eligible to participate in the Employee Plan.

      During 1997, 33,799 shares of Class A Common Stock were issued under this plan. Of this amount, Named Executive Officers accounted for 7,275 shares. Currently, 235,865 shares of Class A Common Stock are available to be purchased under the Employee Plan.

      The Employee Plan is scheduled to remain in effect until June 30, 2002.

Defined Contribution Plans

      401(k) Plan. The Company maintains the ProSource Retirement Advantage Plan (the "401(k) Plan"), a defined contribution retirement plan with a cash or deferral arrangement as described in Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All regular employees who are at least 21 years old, work at least 1,000 hours a year and are not excluded by a bargaining agreement are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make pre-tax elective contributions from 1% to 15% of his or her compensation, subject to statutory limits. The Company contributes to the 401(k) Plan (i) 2% of an eligible employee's compensation, and (ii) fifty cents for every dollar contributed by the employee up to the first 6% of an eligible employee's compensation. All contributions made by participants are fully vested and are not subject to forfeiture. A participant vests in any contributions made by the Company at a rate of 25% for each year of service. Each participant's entire 401(k) account is distributed to the participant or his or her beneficiary, without regard to vesting, upon retirement, death, disability, or termination of employment with the Company after the completion of four years of service. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in a number of investment options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at February 9, 1998 by (i) each person known to the Company to own beneficially more than 5% of any class of the Company's outstanding Common Stock, (ii) each director of the Company,
(iii) each Named Executive Officer of the Company, and (iv) all executive officers and directors of the Company, as a group. On that date 3,526,835 shares of Class A Common Stock and 5,856,756 shares of Class B Common Stock were outstanding. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company. Except as otherwise indicated in the footnotes, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

                                                                                                  Class A and B
                                            Shares of Class A              Shares of Class B         Combined
                                               Common Stock                   Common Stock           Voting
                                          Beneficially Owned (1)         Beneficially Owned (1)     Power (2)
                                         ------------------------       -----------------------     ----------
            Name                           Number      Percentage       Number       Percentage     Percentage
--------------------------------------     ------      ----------       ------       ----------     ----------
Onex DHC LLC(3) (7)
   421 Leader Street
   Marion, Ohio  43302 ...............     500,000        14.2%        4,951,242        84.5%          80.5%

Onex Corporation (4) (7)
   161 Bay Street
   Toronto, Ontario
   Canada ............................     500,000        14.2         5,236,956        89.4           85.1

Onex OMI LLC (7) .....................          --          --           285,714         4.9            4.6

Onex Ohio LLC (7) ....................          --          --           379,242         6.5            6.1

Steamboat Acquisition Corp. (7)
Nebco Evans Holding Company
Nebco Evans Distributors, Inc
Holberg Industries, Inc.
Holberg Incorporated
John V. Holten
   545 Steamboat Road
   Greenwich, CN  06830 ..............     496,583        14.1         5,218,072        89.1           84.8

AmeriServe Food Distribution, Inc. (7)
   14841 Dallas Parkway
   Dallas, TX  75240 .................     496,583        14.1         5,218,072        89.1           84.8

The Kaufman Fund, Inc.
   140 E. 45th Street, 43rd Floor
   New York, NY  10017 ...............   1,000,000        28.4                --          --            1.6

Skyline Asset Management
   311 South Wacker Drive, Ste. 4500
   Chicago, IL 60606 .................     480,300        13.6                --          --              *

Heartland Advisors, Inc.
   790 North Milwaukee Street
   Milwaukee, WI 53202 ...............     300,000         8.5                --          --              *

David R. Parker (5) ..................       7,337           *           174,378         3.0            2.3

Thomas C. Highland (5) ...............       1,118           *            94,188         1.6            1.2

Daniel J. Adzia (5) ..................          --          --            55,500           *              *

William F. Evans (5) .................       4,187           *            55,500           *              *

Gerald W. Schwartz (4) ...............     500,000        14.2         5,236,956        89.4           85.1

                                                                                                  Class A and B
                                            Shares of Class A              Shares of Class B         Combined
                                               Common Stock                   Common Stock           Voting
                                          Beneficially Owned (1)         Beneficially Owned (1)     Power (2)
                                         ------------------------       -----------------------     ----------
            Name                           Number      Percentage       Number       Percentage     Percentage
--------------------------------------     ------      ----------       ------       ----------     ----------

Anthony R. Melman (6) ................          --          --                --          --             --
Michael Carpenter ....................          --          --            18,200           *              *
Anthony Munk (6) .....................          --          --                --          --             --
C. Lee Johnson .......................          --          --             4,500           *              *
R. Geoffrey P. Styles ................       1,000           *             7,300           *              *
Robert S. Donaldson (5) ..............       1,732           *            25,960           *              *
All directors and executive
  officers of the Company as a group
  (17 persons) .......................     517,645        14.7         5,778,495        97.0           92.2

----------
* Less than 1%.

(1) Each share of Class B Common Stock is presently convertible at the option of the holder thereof into one share of Class A Common Stock. Any shares of Class B Common Stock transferred to a person other than an existing holder of Class B Common Stock or any affiliate thereof shall automatically convert into shares of Class A Common Stock upon such disposition. In addition, in the event that any employee of the Company holding Class B Common Stock ceases to be an employee for any reason, the shares of Class B Common Stock held by such employee shall automatically convert into shares of Class A Common Stock, unless transferred to Onex or another employee stockholder. All information in the table assumes that no shares of Class B Common Stock are converted into shares of Class A Common Stock.

(2) The column entitled "Class A and Class B Combined Voting Power Percentage" in the table shows the combined voting power of the votes attributable to Class A Common Stock (each share of which is entitled to one vote) and Class B Common Stock (each share of which is entitled to ten votes) of the holders thereof.

(3)   Onex DHC LLC's beneficial ownership of the Company's Common Stock includes
      (i) 500,000 shares of Class A Common Stock and 4,572,000 shares of Class B Common Stock beneficially owned directly by Onex DHC LLC and (ii) 379,242 shares of Class B Common Stock beneficially owned directly by Onex Ohio LLC, which Onex DHC LLC may be deemed to own beneficially as a result of its direct beneficial ownership of 74.9% of the equity of Onex Ohio LLC (clauses (i) and (ii) together referred to as the "DHC Shares").

(4) As the direct and indirect beneficial owner of 100% of the equity of Onex DHC LLC, and the direct beneficial owner of 25.1% of the equity of Onex Ohio LLC, Onex Corporation may be deemed to own beneficially the DHC Shares. In addition, as the indirect beneficial owner of 100% of the equity of Onex OMI LLC, Onex Corporation may be deemed to own beneficially 285,714 shares of Class B Common Stock beneficially owned directly by Onex OMI LLC. Gerald W. Schwartz is the Chairman of the Board, President and Chief Executive Officer of Onex Corporation and the indirect holder of all the issued and outstanding Multiple Voting Shares (defined below) of Onex Corporation, and therefore may also be deemed to own beneficially such shares of Common Stock.

(5) Includes shares of Class B Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days as follows: David R. Parker - 31,078; Thomas C. Highland - 19,188, Daniel J. Adzia - 10,500; William F. Evans - 10,500; and Robert S. Donaldson - 5,560.

(6) Excludes shares in which Messrs. Melman and Munk have an indirect interest, with respect to which Mr. Schwartz, Onex Corporation and Onex DHC LLC share beneficial ownership.

(7) On January 29, 1998, AmeriServe, Steamboat Acquisition Corp. ("Merger Sub") and the Company entered into an Agreement and Plan of Merger pursuant to which, subject to the terms and conditions thereof, AmeriServe has agreed to acquire the Company for consideration of $15.00 per share. In connection therewith, AmeriServe and Merger Sub entered into a Voting Agreement (the "Voting Agreement"), dated as of January 29, 1998, with Onex DHC LLC and certain of its affiliates, including Onex OMI LLC and Onex Ohio LLC (collectively, the "Onex Stockholders"), pursuant to which the Onex Stockholders have agreed to vote the shares beneficially owned by such stockholders (the "Subject Shares"), among other things, in favor of the adoption of the merger agreement and the merger contemplated thereby, and the Onex Stockholders have granted AmeriServe and Merger Sub an irrevocably proxy to vote the Subject Shares in such manner. Pursuant to the Voting Agreement, the Onex Stockholders have also granted to Merger Sub an irrevocable option (the "Merger Sub Option") to purchase the Subject Shares at $15.00 per share under certain circumstances if the merger agreement is terminated. Based on information contained in a Statement on Schedule 13D (the "Schedule 13D") filed with the SEC on February 9, 1998 by AmeriServe, Merger Sub and certain of their affiliates (the "Filing Persons"), as of January 29, 1998, under the definition of "beneficial ownership" as set forth in Rule 13d-3 under the Exchange Act, Merger Sub may be deemed to beneficially own the Subject Shares subject to the Voting Agreement. If Merger Sub were to exercise the Merger Sub Option, Merger Sub would have the power to dispose of all of the Subject Shares. Unless and until Merger Sub or its designee, if any, acquires shares of Common Stock upon exercise of the Merger Sub Option, neither Merger Sub nor such designee, if any, has any power to dispose of any shares of Common Stock. The Filing Persons may be deemed to share the power to direct the voting of the Subject Shares with respect to the Merger and certain related actions, in accordance with the terms of the Voting Agreement, and, upon exercise of the Merger Sub Option, would have the shared power to direct the voting of and the disposition of such shares.

      In addition, as of December 27, 1997, Messrs. Schwartz and Styles beneficially owned 13,051,878 and 17,000 subordinate voting shares of Onex Corporation ("Subordinate Voting Shares"), respectively, representing 27.6% of the outstanding Subordinate Voting Shares in the case of Mr. Schwartz, and less than 1% of the outstanding Subordinate Voting Shares in the case of Mr. Styles. All directors and executive officers of the Company as a group owned 13,068,878 Subordinate Voting Shares, representing 27.6% of the outstanding Subordinate Voting Shares. Subordinate Voting Shares beneficially owned includes shares which Mr. Styles (9,000) may have the right to acquire through the exercise of options within 60 days (the options become exercisable in the event that the average market price of the Subordinate Voting Shares exceeds the exercise price of the options (Cdn. $13.25) by at least 25%). Mr. Schwartz also beneficially owns 100,000 multiple voting shares of Onex Corporation ("Multiple Voting Shares"), representing all of the outstanding Multiple Voting Shares. All information with respect to beneficial ownership of Onex Corporation capital stock has been furnished by the respective stockholders of Onex Corporation. Subordinate Voting Shares carry one vote per share and as a class are entitled to 40% of the aggregate votes attached to all voting shares of Onex Corporation, to elect 40% of Onex Corporation's board of directors and to appoint the auditors. Multiple Voting Shares are entitled to elect 60% of Onex Corporation's board of directors and carry such number of votes in the aggregate as represents 60% of the aggregate votes attached to all voting shares of Onex Corporation.

Item 13.  Certain Relationships and Related Transactions.

      Shareholders Agreements. All of the Company's employees, including executive officers, and directors who purchased Class B Common Stock from the Company prior to the Company's initial public offering are parties to shareholders agreements (the "Shareholders Agreements") under which all such Class B Common Stock, as well as Class A Common Stock issuable upon conversion thereof and securities convertible into shares of Class B Common Stock (including shares issued upon exercise of options), held by them are subject to certain restrictions on transfer. Such restrictions provide, among other things, that, in the case of employee stockholders, sales through the public markets are subject to a right of first offer in favor of the Company, and, if the Company declines to purchase the shares, limitations on the amount sold. The Shareholders Agreements also provide that, subject to certain exceptions, employee stockholders have the right to participate with Onex in certain sales of Common Stock and that Onex may compel the sale of Common Stock by such stockholders in connection with certain sales of shares by Onex. In addition, the Shareholders Agreements provide employee and director stockholders with "piggyback" registration rights. The Shareholders Agreements terminate if Onex ceases to hold in the aggregate 20% of the outstanding voting capital stock of the Company of if another person or group holds in the aggregate a greater percentage of the outstanding voting capital stock of the Company than Onex.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) 1. and 2. Financial Statements and Financial Statement Schedules

      The following consolidated financial statements and financial statement schedules of the Company are filed as part of this Report:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 27, 1997 and December 28, 1996

      Consolidated Statements of Operations for the years ended December 27, 1997, December 28, 1996 and December 30, 1995

      Consolidated Statements of Stockholders' Equity for the years ended
        December 27, 1997, December 28, 1996 and December 30, 1995

      Consolidated Statements of Cash Flows for the years ended December 27,
        1997, December 28, 1996 and December 30, 1995

      Notes to Consolidated Financial Statements for the years ended December
        27, 1997, December 28, 1996 and December 30, 1995

      Schedule I - Condensed Financial Information of the Registrant (ProSource, Inc. - Parent Only) for the years ended December 27, 1997, December 28, 1996 and December 30, 1995

      Schedule II - Valuation and Qualifying Accounts for the years ended December 27, 1997, December 28, 1996 and December 30, 1995

      3. Exhibits

      The following exhibits are filed with this Report or are incorporated by reference.

Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Merger, dated as of January 29, 1998, by and among AmeriServe Food Distribution, Inc., Steamboat Acquisition Corp. and the Company (8)

3.1            Restated Certificate of Incorporation of the Company(4)

3.2 Amended and Restated By-Laws of the Company, as amended by Amendment No. 1 thereto(6)

4.1            Form of Certificate for Class A Common Stock(2)

10.1 Amended and Restated Management Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time(4)

10.2 Amended and Restated Director Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time(4)

Exhibit No.    Description
-----------    -----------

10.3 Stock Subscription Warrant, dated March 31, 1995, issued by ProSource, Inc. in favor of The Martin-Brower Company to subscribe for 283,425 shares of Common Stock(1)

10.4 Credit Agreement, dated as of March 14, 1997, among ProSource Services Corporation, various Financial Institutions and The Bank of Nova Scotia, as Administrative Agent(4)

10.5 Revolving Note, dated March 14, 1997, executed by ProSource Services Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000(4)

10.6 Borrower Pledge Agreement, made as of March 14, 1997, by ProSource Services Corporation in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.7 Parent Pledge Agreement, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.8 Parent Guaranty, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.9 Subsidiary Guaranty, made as of March 14, 1997, by Broomier Services, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.10 Secured Credit Agreement, dated as of March 14, 1997, among ProSource Receivables Corporation and ProSource Services Corporation, as Servicer, and various Financial Institutions and the Bank of Nova Scotia, as Issuer, as Swingling Bank and as Administrative Agent(4)

10.11 Purchase and Sale Agreement, dated as of March 14, 1997, between ProSource Services Corporation and ProSource Receivables Corporation(4)

10.12 Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000(4)

10.13 Swingline Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $15,000,000(4)

10.14 Form of Distribution Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

10.15 Form of Amendment Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

10.16          Addendum to Forms of Distribution Agreement and Amendment
               Agreement(1)

10.17 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and David R. Parker(4)

10.18 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and Thomas C. Highland(4)

Exhibit No.    Description
-----------    -----------

10.19 Employment Agreement, dated as of April 1, 1995, between ProSource Services Corporation and Daniel Adzia(1)

10.20 Employment Agreement, dated July 1, 1992, between ProSource Services Corporation and Paul A. Garcia de Quevedo(1)

10.21 Employment Agreement, dated as of July 1, 1995, between ProSource Services Corporation and Dennis Andruskiewicz(1)

10.22 Employment Agreement, dated April 1, 1994, between ProSource Services Corporation and John E. Foley(1)

10.23          Amended and Restated Management Option Plan (1995)(3)

10.24          1996 Stock Option Plan(3)

10.25          ProSource, Inc. 1997 Directors Stock Option Plan(5)

10.26          Amended and Restated ProSource, Inc. 1997 Employee Stock Purchase
               Plan(6)

10.27 Lease Agreement, dated as of August 22, 1991, between Burger King Corporation (subsequently assigned to ProSource Services Corporation) and Gulch Corporation, doing business as GE Capital Fleet Services(2)

10.28 Vehicle Lease and Service Agreement, dated as of June 9, 1997, between Penske Truck Leasing Co., L.P. and ProSource Services Corporation(7)

10.29 License Agreement, dated August 18, 1997, between Penske Truck Leasing Co., L.P. and ProSource Services Corporation(7)

10.30 Voting Agreement, dated as of January 29, 1998, by and among AmeriServe Food Distribution, Inc., Steamboat Acquisition Corp. and Onex DHC LLC and certain of its affiliates(8)

21.1           Subsidiaries of the Company

23.1           Consent of Independent Public Accountants

27.1           Financial Data Schedule

----------

(1) Incorporated by reference to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company filed with the Commission on September 6, 1996.

(2) Incorporated by reference to Amendment No. 3 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company filed with the Commission on October 29, 1996.

(3) Incorporated by reference to Amendment No. 4 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company filed with the Commission on November 6, 1996.

(4) Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 28, 1996 filed with the Commission on March 28, 1997.

(5) Incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 29, 1997 filed with the Commission on May 13, 1997.

(6) Incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 28, 1997 filed with the Commission on August 11, 1997.

(7) Incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 28, 1997 filed with the Commission on November 11, 1997.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 2, 1998.

   (b) Reports on Form 8-K

      During the fourth quarter of 1997, the Company filed no reports on Form 8-K. A Form 8-K was filed on February 2, 1998 with respect to the transactions contemplated by the merger agreement and voting agreement described herein. See "Business -- Merger Agreement."

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PROSOURCE, INC.


Date: March 2, 1998                    By: /s/ David R. Parker
                                           -------------------
                                           David R. Parker
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date
---------                     -----                                ----


/s/ David R. Parker           Chairman of the Board of
---------------------------     Directors (principal executive
   David R. Parker              officer)                           March 2, 1998


/s/ Thomas C. Highland        President, Chief Executive Officer
---------------------------     and Director                       March 2, 1998
   Thomas C. Highland


/s/ Daniel J. Adzia           Vice-Chairman, Chief Marketing
---------------------------     Officer and Director               March 2, 1998
   Daniel J. Adzia


/s/ William F. Evans          Executive Vice President, Chief
---------------------------     Financial Officer (principal
   William F. Evans             financial officer)                 March 2, 1998


/s/ Norberto Garcia
---------------------------
   Norberto Garcia            Controller                           March 2, 1998


/s/ Gerald W. Schwartz
---------------------------
   Gerald W. Schwartz         Director                             March 2, 1998


/s/ Anthony R. Melman
---------------------------
   Anthony R. Melman          Director                             March 2, 1998


/s/ Michael Carpenter
---------------------------
   Michael Carpenter          Director                             March 2, 1998


/s/ Anthony Munk
---------------------------
   Anthony Munk               Director                             March 2, 1998


/s/ C. Lee Johnson
---------------------------
   C. Lee Johnson             Director                             March 2, 1998


/s/ R. Geoffrey P. Styles
---------------------------
   Geoffrey P. Styles         Director                             March 2, 1998

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders
ProSource, Inc.:

Under date of February 20, 1998, we reported on the consolidated balance sheets of ProSource, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 27, 1997, which are included in the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Company's Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


/s/ KPMG PEAT MARWICK LLP

Miami, Florida
February 20, 1998

                         PROSOURCE, INC. (PARENT ONLY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      Condensed Balance Sheets Information
                    December 27, 1997 and December 28, 1996
                             (Dollars in thousands)

                      ASSETS                                1997          1996
                                                            ----          ----
Current assets:
  Cash and cash equivalents ..........................   $     689    $     670
  Due from subsidiaries ..............................       2,621        2,936
                                                         ---------    ---------
      Total current assets ...........................       3,310        3,606
Investment in subsidiaries ...........................      58,735       72,526
Deferred income taxes ................................       2,387        2,383
                                                          ---------    ---------
      Total assets ...................................   $  64,432    $  78,515
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued liabilities ................................   $      17    $      --
                                                         ---------    ---------
  Total current liabilities ..........................          17           --
                                                         ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock ....................................          --           --
  Class A Common Stock ...............................          35           34
  Class B Common Stock ...............................          58           60
  Additional paid-in capital .........................     104,934      105,256
  Accumulated deficit ................................     (40,580)     (26,901)
  Accumulated foreign currency translation adjustments         (32)          66
                                                         ---------    ---------
      Total stockholders' equity .....................      64,415       78,515
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $  64,432    $  78,515
                                                         =========    =========

See accompanying notes to condensed financial information.

                          PROSOURCE, INC. (PARENT ONLY)
           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     Condensed Statements of Operations and
                     Retained Earnings (Deficit) Information
                     For the years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995
                             (Dollars in thousands)

                                                                 1997         1996        1995
                                                               ----------  ----------  ----------
                                                               (52 weeks)  (52 weeks)  (52 weeks)
Revenues ....................................................   $     --    $     --    $     --
Operating expenses ..........................................         --          --          (3)
Contract termination charges ................................         --      (5,224)         --
Interest expense ............................................         --        (748)       (729)
Interest income .............................................         18          33          53
Equity in losses of subsidiaries ............................    (13,693)    (21,418)     (1,294)
                                                                --------    --------    --------
   Loss before income taxes and extraordinary item ..........    (13,675)    (27,357)     (1,973)
Income tax (provision) benefit ..............................         (4)      2,386         417
                                                                --------    --------    --------
   Loss before extraordinary item ...........................    (13,679)    (24,971)     (1,556)
Gain on early retirement of debt net of tax provision of $397         --         610          --
                                                                --------    --------    --------
   Net loss .................................................    (13,679)    (24,361)     (1,556)
Retained earnings (deficit), beginning of year ..............    (26,901)     (2,540)       (984)
                                                                --------    --------    --------
Retained earnings (deficit), end of year ....................   $(40,580)   $(26,901)   $ (2,540)
                                                                ========    ========    ========

See accompanying notes to condensed financial information.

                          PROSOURCE, INC. (PARENT ONLY)
           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             Condensed Statements of
                       Cash Flow Information For the years
                      ended December 27, 1997, December 28,
                           1996 and December 30, 1995
                             (Dollars in thousands)

                                                                          1997        1996        1995
                                                                       ----------  ----------  ----------
                                                                       (52 weeks)  (52 weeks)  (52 weeks)
Cash flows from operating activities:
Net loss ............................................................   $(13,679)   $(24,361)   $ (1,556)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Undistributed losses of subsidiaries ............................     13,693      21,418         914
    Contract termination charges ....................................         --       5,224          --
    Dividends received from subsidiaries ............................         --          --       7,208
    Deferred income taxes ...........................................         (4)     (1,989)       (103)
    Gain on early retirement of debt ................................         --      (1,007)         --
    Amortization of note discount ...................................         --         740         592
    Changes in operating assets and liabilities:
      Decrease in other current assets ..............................         --          --          58
      Increase (decrease) in accrued liabilities ....................         17        (110)        100
                                                                        --------    --------    --------
        Net cash provided by (used in) operating activities .........         27         (85)      7,213
                                                                        --------    --------    --------
Cash flows from investing activities:
   Capital contributions to subsidiaries ............................         --     (31,802)    (38,897)
   Advances to/from subsidiaries ....................................         90      (2,870)     (7,170)
                                                                        --------    --------    --------
        Net cash provided by (used in) investing activities .........         90     (34,672)    (46,067)
                                                                        --------    --------    --------
Cash flows from financing activities:
  Issuance of long-term debt ........................................         --          --      12,326
  Repayments of long-term debt ......................................         --      (9,766)     (2,085)
  Proceeds from issuance of common stock ............................         --      44,464      28,585
  Payments to acquire and retire treasury stock .....................         --        (205)       (222)
                                                                        --------    --------    --------
        Net cash provided by financing activities ...................         --      34,493      38,604
                                                                        --------    --------    --------
Effect of exchange-rate changes on cash .............................        (98)         (5)         71
                                                                        --------    --------    --------
        Net increase (decrease) in cash and cash equivalents ........         19        (269)       (179)
Cash and cash equivalents, beginning of year ........................        670         939       1,118
                                                                        --------    --------    --------
Cash and cash equivalents, end of year ..............................   $    689    $    670    $    939
                                                                        ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
        Interest ....................................................   $     --    $     --    $     41
                                                                        ========    ========    ========
        Income taxes, net of refunds ................................   $     --    $     --    $      1
                                                                        ========    ========    ========

Supplemental Schedule of Noncash Investing and Financing Activities:

      In October 1997, the parent issued 33,799 Class A common shares to employees under the 1997 Employee Stock Purchase Plan at $6.035 per share in exchange for a reduction in advances owed by subsidiaries of $204.

      During 1997, the parent recognized $28 of compensation expense (included in equity in losses of subsidiaries) associated with the 1997 Directors Stock Option Plan.

      During 1997, the parent retired treasury stock totalling $555 in exchange for a reduction in advances owed by subsidiaries. A subsidiary remitted this amount to the affected stockholders.

           See accompanying notes to condensed financial information.

                          PROSOURCE, INC. (PARENT ONLY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    Notes to Condensed Financial Information
           December 27, 1997, December 28, 1996 and December 30, 1995

(1)   Basis of Presentation

      In the parent company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries since the date of acquisition. The parent company-only financial statements should be read in conjunction with the ProSource, Inc. consolidated financial statements.

(2)   Stockholders' Equity

      In November 1996, the Parent changed its capital structure to 10,000,000 authorized shares of $0.01 par value Preferred Stock, 50,000,000 authorized shares of $0.01 par value Class A Common Stock and 10,000,000 authorized shares of $0.01 par value Class B Common Stock. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes. In addition, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock and will automatically convert into one share of Class A Common Stock upon certain events.

      In November 1996, the Parent's board of directors declared a 100-to-1 stock split. The Parent's additional paid-in capital account and the Class B Common Stock account have been restated to retroactively reflect the stock split.

      On November 15, 1996, the Parent completed the issuance of 3,400,000 shares of Class A Common Stock (at a price of $14 per share) through an initial public offering, resulting in net proceeds of approximately $43.2 million, after deducting underwriting discounts and commissions, and other offering costs of approximately $4.4 million. The net proceeds of the offering were partially used to pay a $10 million subordinated note and the remainder was advanced as a capital contribution to ProSource Services Corporation, a wholly-owned subsidiary.

(3)   Termination of Contract Agreements

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

                          PROSOURCE, INC. (PARENT ONLY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              Notes to Condensed Financial Information (continued)
           December 27, 1997, December 28, 1996 and December 30, 1995

(4)   Reclassification

      Certain amounts previously presented in the financial statements of prior years have been reclassified to conform to the current year presentation.

                                 PROSOURCE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 For the Years Ended December 30, 1995, December 28, 1996 and December 27, 1997
                             (Dollars in thousands)

Allowance for Doubtful Accounts

BALANCE, December 31, 1994 ....................................         $ 2,911
    Acquired allowance of NAD .................................           1,893
    Additions charged to costs and expenses ...................           1,845
    Recoveries ................................................             153
    Write-offs ................................................          (4,217)
                                                                        -------

BALANCE, December 30, 1995 ....................................         $ 2,585
    Additions charged to costs and expenses ...................           1,682
    Recoveries ................................................             709
    Write-offs ................................................          (2,642)
                                                                        -------

BALANCE, December 28, 1996 ....................................         $ 2,334
    Additions charged to costs and expenses ...................           2,275
    Recoveries ................................................             268
    Reclassifications .........................................           1,160
    Write-offs ................................................          (1,952)
                                                                        -------
BALANCE, December 27, 1997 ....................................         $ 4,085
                                                                        =======

                                EXHIBIT INDEX
                                -------------



Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Merger, dated as of January 29, 1998, by and among AmeriServe Food Distribution, Inc., Steamboat Acquisition Corp. and the Company (8)

3.1            Restated Certificate of Incorporation of the Company(4)

3.2 Amended and Restated By-Laws of the Company, as amended by Amendment No. 1 thereto(6)

4.1            Form of Certificate for Class A Common Stock(2)

10.1 Amended and Restated Management Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time(4)

10.2 Amended and Restated Director Shareholders Agreement among ProSource, Inc., Onex DHC LLC and the individuals party thereto from time to time(4)

10.3 Stock Subscription Warrant, dated March 31, 1995, issued by ProSource, Inc. in favor of The Martin-Brower Company to subscribe for 283,425 shares of Common Stock(1)

10.4 Credit Agreement, dated as of March 14, 1997, among ProSource Services Corporation, various Financial Institutions and The Bank of Nova Scotia, as Administrative Agent(4)

10.5 Revolving Note, dated March 14, 1997, executed by ProSource Services Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000(4)

10.6 Borrower Pledge Agreement, made as of March 14, 1997, by ProSource Services Corporation in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.7 Parent Pledge Agreement, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.8 Parent Guaranty, made as of March 14, 1997, by ProSource, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.9 Subsidiary Guaranty, made as of March 14, 1997, by Broomier Services, Inc. in favor of The Bank of Nova Scotia, as Administrative Agent(4)

10.10 Secured Credit Agreement, dated as of March 14, 1997, among ProSource Receivables Corporation and ProSource Services Corporation, as Servicer, and various Financial Institutions and the Bank of Nova Scotia, as Issuer, as Swingling Bank and as Administrative Agent(4)

10.11 Purchase and Sale Agreement, dated as of March 14, 1997, between ProSource Services Corporation and ProSource Receivables Corporation(4)

10.12 Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $150,000,000(4)

10.13 Swingline Note, dated March 14, 1997, executed by ProSource Receivables Corporation and payable to the order of The Bank of Nova Scotia in the original principal amount of $15,000,000(4)

10.14 Form of Distribution Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

Exhibit No.    Description
-----------    -----------


10.15 Form of Amendment Agreement, dated as of June 30, 1992, between Burger King Corporation and ProSource Services Corporation(1)

10.16          Addendum to Forms of Distribution Agreement and Amendment
               Agreement(1)

10.17 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and David R. Parker(4)

10.18 Amended and Restated Employment Agreement, dated as of November 15, 1996, between ProSource Services Corporation and Thomas C. Highland(4)

10.19 Employment Agreement, dated as of April 1, 1995, between ProSource Services Corporation and Daniel Adzia(1)

10.20 Employment Agreement, dated July 1, 1992, between ProSource Services Corporation and Paul A. Garcia de Quevedo(1)

10.21 Employment Agreement, dated as of July 1, 1995, between ProSource Services Corporation and Dennis Andruskiewicz(1)

10.22 Employment Agreement, dated April 1, 1994, between ProSource Services Corporation and John E. Foley(1)

10.23          Amended and Restated Management Option Plan (1995)(3)

10.24          1996 Stock Option Plan(3)

10.25          ProSource, Inc. 1997 Directors Stock Option Plan(5)

10.26          Amended and Restated ProSource, Inc. 1997 Employee Stock Purchase
               Plan(6)

10.27 Lease Agreement, dated as of August 22, 1991, between Burger King Corporation (subsequently assigned to ProSource Services Corporation) and Gulch Corporation, doing business as GE Capital Fleet Services(2)

10.28 Vehicle Lease and Service Agreement, dated as of June 9, 1997, between Penske Truck Leasing Co., L.P. and ProSource Services Corporation(7)

10.29 License Agreement, dated August 18, 1997, between Penske Truck Leasing Co., L.P. and ProSource Services Corporation(7)

10.30 Voting Agreement, dated as of January 29, 1998, by and among AmeriServe Food Distribution, Inc., Steamboat Acquisition Corp. and Onex DHC LLC and certain of its affiliates(8)

21.1           Subsidiaries of the Company

Exhibit No.    Description
-----------    -----------

23.1           Consent of Independent Public Accountants

27.1           Financial Data Schedule

----------

(1) Incorporated by reference to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company filed with the Commission on September 6, 1996.

(2) Incorporated by reference to Amendment No. 3 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company filed with the Commission on October 29, 1996.

(3) Incorporated by reference to Amendment No. 4 to the Registration Statement (Registration No. 333-11499) on Form S-1 of the Company filed with the Commission on November 6, 1996.

(4) Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 28, 1996 filed with the Commission on March 28, 1997.

(5) Incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 29, 1997 filed with the Commission on May 13, 1997.

(6) Incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 28, 1997 filed with the Commission on August 11, 1997.

(7) Incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 28, 1997 filed with the Commission on November 11, 1997.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 2, 1998.