Form 10-K/A
period 1997-12-27
PROSOURCE INC
filed 1998-04-30
CIK 946763

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 27, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From _______________ to
         _______________.

                         Commission file number 0-21677

                                 PROSOURCE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    65-0335019
_______________________________             ___________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              1500 San Remo Avenue
                           Coral Gables, Florida 33146
                    ________________________________________
                    (Address of principal executive offices)

                                 (305) 740-1000
              ____________________________________________________
              (Registrant's telephone number, including area code)

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

         Yes  /x/                    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 20, 1998 was approximately $42,079,251. The market value calculation was determined using the closing sale price of the Registrant's Class A Common Stock on February 20, 1998, as reported on the Nasdaq National Market.

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

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                 PROSOURCE, INC.

                  The undersigned registrant hereby amends "Item 6. Selected Consolidated Financial Data" and the following portions of "Item 8. Financial Statements and Supplementary Data" in its Annual Report on Form 10-K for the Fiscal Year ended December 27, 1997: the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes (1)(j), (2), (3), (9)(b) and
(12) of the Notes to Consolidated Financial Statements. In furtherance thereof,
Item 6 and Item 8 of such Report are each hereby amended to read in their respective entireties as follows:

                 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
             (in millions, except per share and certain other data)

                                                                                        FISCAL YEARS ENDED
                                                           -------------------------------------------------------------------------
                                                            DECEMBER 27,   DECEMBER 28,   DECEMBER 30,   DECEMBER 31,   DECEMBER 25,
                                                               1997           1996           1995(a)        1994(b)        1993(c)
                                                           -------------   ------------   ------------   ------------   ------------
                                                             (52 WEEKS)     (52 WEEKS)     (52 WEEKS)     (53 WEEKS)     (52 WEEKS)

                                                                       .              .              .              .              .
Statement of Operations Data:
   Net Sales ...........................................      $ 3,901.2      $ 4,125.0      $ 3,461.8      $ 1,598.1      $ 1,329.3
   Cost of sales .......................................        3,591.4        3,806.8        3,193.3        1,464.5        1,210.9
                                                              ---------      ---------      ---------      ---------      ---------
      Gross profit .....................................          309.8          318.2          268.5          133.6          118.4
   Operating expenses ..................................          302.1          301.3          255.2          131.0          114.2
   Loss on impairment of long-live assets ..............             --           15.7             --             --             --
   Restructuring and contract-termination charges ......             --           28.5            0.7             --             --
                                                              ---------      ---------      ---------      ---------      ---------
      Income (loss) from operations ....................            7.7          (27.3)          12.6            2.6            4.2
   Interest expense, net ...............................            9.2           13.1           13.3            6.6            5.5
                                                              ---------      ---------      ---------      ---------      ---------
      Loss before income taxes, extraordinary items
        and cumulative effect of a change in
        accounting principle ...........................           (1.5)         (40.4)          (0.7)          (4.0)          (1.3)
   Income tax benefit (provision) ......................            0.5           15.4           (0.1)           1.6            0.5
                                                              ---------      ---------      ---------      ---------      ---------
      Loss before extraordinary items and cumulative
        effect of a change in accounting principle .....           (1.0)         (25.0)          (0.8)          (2.4)          (0.8)
   Extraordinary (loss) gain, net ......................           (6.3)           0.6           (0.8)            --             --
   Cumulative effect of a change in accounting
      principle, net ...................................           (6.4)            --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
         Net loss ......................................      $   (13.7)     $   (24.4)     $    (1.6)     $    (2.4)     $    (0.8)
                                                              =========      =========      =========      =========      =========
Net loss per common share (basic and diluted):
   Loss before extraordinary items and cumulative effect
      of a change in accounting principle .............       $   (0.11)     $   (4.31)     $   (0.18)     $   (1.01)     $   (0.35)
   Extraordinary items, net ............................          (0.67)          0.11          (0.17)            --             --
   Cumulative effect of a change in accounting
      principle, net ...................................          (0.69)            --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
         Net loss per common share .....................      $   (1.47)     $   (4.20)     $   (0.35)     $   (1.01)     $   (0.35)
                                                              =========      =========      =========      =========      =========
   Average outstanding shares used in calculation
      (in thousands) ...................................          9,334          5,796          4,441          2,353          2,348
                                                              =========      =========      =========      =========      =========
Balance Sheet Data (at end of period):
   Working capital .....................................      $   106.0      $    85.5      $   115.9      $    41.6      $    42.7
   Total assets ........................................          548.1          503.7          487.3          216.9          199.6
   Total debt ..........................................          174.2          112.6          162.7           65.1           68.5
   Stockholders' equity ................................           64.4           78.5           49.4           22.5           25.3
Other Data:
   Net asset turnover ..................................           16.4x          20.1x          18.3x          16.5x          13.6x
   Depreciation and amortization .......................      $    11.2      $    10.9      $    12.7      $     8.0      $     7.9
   Capital expenditures ................................      $    30.0      $    20.0      $     5.7      $     1.4      $     3.5
   Number of restaurants served (at end of period) .....         12,715         14,641         14,562          6,752          5,113


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





                                 PROSOURCE, INC.

                   Index to Consolidated Financial Statements








Independent Auditors' Report.................................................. 6

Audited Consolidated Financial Statements:

         Consolidated Balance Sheets.......................................... 7

         Consolidated Statements of Operations................................ 8

         Consolidated Statements of Stockholders' Equity...................... 9

         Consolidated Statements of Cash Flows................................10

         Notes to Consolidated Financial Statements...........................11

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

KPMG PEAT MARWICK LLP

/s/ KPMG PEAT MARWICK LLP

Miami, Florida
February 20, 1998

                                 PROSOURCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                     December 27, 1997 and December 28, 1996
                 (In thousands, except share and per-share data)

                                    Assets                                     1997             1996
---------------------------------------------------------------------       ---------        ---------
Current assets:
    Cash and cash equivalents                                               $  12,501        $   2,763
    Accounts receivable, net of allowance for doubtful accounts of
       $4,085 and $2,334 respectively                                         222,247          219,340
    Inventories                                                               160,621          144,040
    Deferred income taxes, net                                                  7,190           10,914
    Prepaid expenses and other current assets                                   8,434            7,373
                                                                            ---------        ---------
                  Total current assets                                        410,993          384,430

Property and equipment, net                                                    59,961           49,637
Intangible assets, net                                                         39,883           41,436
Deferred income taxes, net                                                     28,802           16,100
Other assets                                                                    8,462           12,121
                                                                            ---------        ---------

                  Total assets                                              $ 548,101        $ 503,724
                                                                            =========        =========

                     Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                        $ 277,953        $ 254,907
    Accrued liabilities                                                        27,012           42,475
    Current portion of long-term debt                                            --              1,500
                                                                            ---------        ---------
                  Total current liabilities                                   304,965          298,882

Long-term debt, less current portion                                          174,200          111,084
Other noncurrent liabilities                                                    4,521           15,243
                                                                            ---------        ---------

                  Total liabilities                                           483,686          425,209
                                                                            ---------        ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value
        Authorized 10,000,000 shares: none issued                                  --               --
    Class A common stock, $.01 par value
       Authorized 50,000,000 shares; issued and outstanding 3,496,499
       shares and 3,400,000 shares, respectively                                   35               34
    Class B common stock, $.01 par value
       Authorized 10,000,000 shares; issued and outstanding 5,856,756
       shares and 5,963,856 shares, respectively                                   58               60
    Additional paid-in capital                                                104,934          105,256
    Accumulated deficit                                                       (40,580)         (26,901)
    Accumulated foreign-currency translation adjustments                          (32)              66
                                                                            ---------        ---------

                  Total stockholders' equity                                   64,415           78,515
                                                                            ---------        ---------

                  Total liabilities and stockholders' equity                $ 548,101        $ 503,724
                                                                            =========        =========


See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995
                 (In thousands, except share and per-share data)

                                                                         1997               1996               1995
                                                                     -----------        -----------        -----------

Net sales                                                            $ 3,901,165        $ 4,125,054        $ 3,461,837

Cost of sales                                                          3,591,368          3,806,811          3,193,270
                                                                     -----------        -----------        -----------

       Gross profit                                                      309,797            318,243            268,567

Operating expenses, including management fees to Onex of
    $0, $729 and $808, respectively                                      302,080            301,295            255,216

Loss on impairment of long-lived assets                                     --               15,733               --

Restructuring and contract-termination charges                              --               28,466                711
                                                                     -----------        -----------        -----------

       Income (loss) from operations                                       7,717            (27,251)            12,640

Interest expense, including interest to Onex of $0, $1,888
    and $1,738, respectively                                             (11,745)           (14,824)           (14,678)

Interest income                                                            2,552              1,694              1,339
                                                                     -----------        -----------        -----------

       Loss before income taxes, extraordinary items and
          cumulative effect of a change in accounting
             principle                                                    (1,476)           (40,381)              (699)

Income tax benefit (provision)                                               485             15,410                (85)
                                                                     -----------        -----------        -----------

       Loss before extraordinary items and cumulative
          effect of a change in accounting principle                        (991)           (24,971)              (784)

Extraordinary (loss) gain on early retirement of debt, net of income tax benefit (provision) of $4,073, $(397) and $502,
    respectively                                                          (6,262)               610               (772)

Cumulative effect of a change in accounting principle, net
    of income tax benefit of $3,293                                       (6,426)              --                 --
                                                                     -----------        -----------        -----------

       Net loss                                                      $   (13,679)       $   (24,361)       $    (1,556)
                                                                     ===========        ===========        ===========

Net loss per common share (basic and diluted):

Loss before extraordinary items and cumulative
    effect of a change in accounting principle                       $     (0.11)       $     (4.31)       $     (0.18)

Extraordinary items, net                                                   (0.67)              0.11              (0.17)

Cumulative effect of a change in accounting principle, net                 (0.69)              --                 --
                                                                     -----------        -----------        -----------

       Net loss per common share                                     $     (1.47)       $     (4.20)       $     (0.35)
                                                                     ===========        ===========        ===========

       Weighted average number of shares                               9,333,527          5,795,676          4,440,692


          See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995
                        (In thousands, except share data)

                                                                                                             Accumulated
                                                                                                               foreign-
                                                                                   Additional                 currency
                                                                   Common Stock     paid-in     Accumulated   translation
                                                                Class A  Class B    capital        deficit    adjustments    Total
                                                                -------  -------    -------        -------    -----------    -----
Balance, December 25, 1994                                        $--     $ 23    $  23,504       $   (984)       $--      $ 22,543

    Issuance of 2,858,500 Class B shares                           --       29       28,556             --         --        28,585
    Acquisition and retirement of 23,000 Class B shares            --       --         (222)            --         --          (222)
    Net loss                                                       --       --           --         (1,556)        --        (1,556)
    Foreign-currency translation adjustments                       --       --           --             --         71            71
                                                                  ---     ----    ---------       --------       ----      --------

Balance, December 30, 1995                                         --       52       51,838         (2,540)        71        49,421

    Issuance of 3,400,000 Class A shares, net                      34       --       43,193             --         --        43,227
    Amendment to 1995 Option Plan                                  --       --        1,224             --         --         1,224
    Issuance of 285,714 Class B shares to Onex                     --        3        3,997             --         --         4,000
    Conversion of subordinated notes payable to Onex
       into 459,242 Class B shares                                 --        5        4,594             --         --         4,599
    Issuance of 61,500 Class B shares                              --       --          615             --         --           615
    Acquisition and retirement of 20,000 Class B shares            --       --         (205)            --         --          (205)
    Net loss                                                       --       --           --        (24,361)        --       (24,361)
    Foreign-currency translation adjustments                       --       --           --             --         (5)           (5)
                                                                  ---     ----    ---------       --------       ----      --------

Balance, December 28, 1996                                         34       60      105,256        (26,901)        66        78,515

    Issuance of 33,799 Class A shares under the Employee
       Stock Purchase Plan                                         --       --          204             --         --           204
    Acquisition and retirement of 44,400 Class B shares            --       (1)        (554)            --         --          (555)
    Conversion of 62,700 Class B shares into 62,700 Class A
       shares                                                       1       (1)          --             --         --            --
    Compensation expense accrued under the 1997
       Directors Stock Option Plan                                 --       --           28             --         --            28
    Net loss                                                       --       --           --        (13,679)        --       (13,679)
    Foreign-currency translation adjustments                       --       --           --             --        (98)          (98)
                                                                  ---     ----    ---------       --------       ----      --------

Balance, December 27, 1997                                        $35     $ 58    $ 104,934       $(40,580)      $(32)     $ 64,415
                                                                  ===     ====    =========       ========       ====      ========


See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995
                 (In thousands, except share and per-share data)

                                                                                       1997             1996             1995
                                                                                    ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $ (13,679)       $ (24,361)       $  (1,556)
    Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
       Depreciation and amortization                                                   11,231           10,937           12,693
       Bad debt expense                                                                 2,275            1,682            1,845
       Loss (gain) on early retirement of debt                                         10,335           (1,007)           1,274
       Cumulative effect of a change in accounting principle                            9,719               --               --
       Deferred income tax benefit                                                     (8,978)         (14,085)          (1,749)
       Loss on impairment of long-lived assets                                             --           15,733               --
       Noncash contract-termination charges                                                --            5,224               --
       Gain on sales of property and equipment                                           (655)            (154)            (184)
       Changes in operating assets and liabilities, net of
       effects of companies acquired
              (Increase) decrease in accounts receivable                               (5,182)           9,067          (13,441)
              (Increase) decrease in inventories                                      (16,581)          (3,608)           7,706
              Increase in prepaid expenses and other assets                            (3,949)         (13,854)          (1,208)
              Increase in accounts payable                                             23,046           12,262           43,518
              (Decrease) increase in accrued and other noncurrent liabilities         (25,952)          23,450            1,099
                                                                                    ---------        ---------        ---------
                 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (18,370)          21,286           49,997
                                                                                    ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (29,997)         (19,987)          (5,683)
    Proceeds from sales of property and equipment                                       1,786              154              362
    Payment for purchase of net assets acquired                                            --               --         (170,279)
                                                                                    ---------        ---------        ---------
                 NET CASH USED IN INVESTING ACTIVITIES                                (28,211)         (19,833)        (175,600)
                                                                                    ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt to Onex                                                   --          (15,000)          (2,085)
    Repayments of long-term debt to others                                           (589,701)        (558,902)        (578,813)
    Borrowings on long-term debt from Onex                                                 --               --           18,750
    Borrowings on long-term debt from others                                          651,317          528,633          660,491
    Fees incurred in conjunction with long-term debt                                   (4,644)              --               --
    Proceeds from issuance of common stock to Onex                                         --            7,000           26,500
    Proceeds from issuance of common stock to others                                       --           37,464            2,085
    Payments to acquire and retire treasury stock                                        (555)            (205)            (222)
                                                                                    ---------        ---------        ---------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   56,417           (1,010)         126,706
                                                                                    ---------        ---------        ---------

Effect of exchange-rate changes on cash                                                   (98)              (5)              71
                                                                                    ---------        ---------        ---------
                 NET INCREASE IN CASH AND CASH EQUIVALENTS                              9,738              438            1,174
                                                                                    ---------        ---------        ---------

Cash and cash equivalents at beginning of year                                          2,763            2,325            1,151
                                                                                    ---------        ---------        ---------
Cash and cash equivalents at end of year                                            $  12,501        $   2,763        $   2,325
                                                                                    =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest to Onex                                                             $      --        $   2,927        $      41
                                                                                    =========        =========        =========

       Interest to others                                                           $  10,938        $  16,435        $  12,291
                                                                                    =========        =========        =========

       Income taxes, net of refunds                                                 $      --        $      --        $     993
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

(2)      BUSINESS COMBINATIONS

         On March 31, 1995, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of NAD from Martin-Brower. The total cost of the acquisition of $170 million was funded through a borrowing of $116 million under the Company's previous revolving credit facility, a $9 million note payable to Martin-Brower (net of a discount to reflect a constant interest rate), $18.5 million in notes payable to Onex, and the issuance of 2,650,000 shares of the Company's Class B common stock, valued at approximately $26.5 million. The acquisition has been accounted for under the purchase method of accounting. The accompanying consolidated financial statements include the assets acquired of approximately $232 million, consisting primarily of accounts receivable and inventories, and liabilities assumed of approximately $87 million,

                                 PROSOURCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

(2)      BUSINESS COMBINATIONS (CONTINUED)

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

         On March 30, 1996, the Company revised its estimates of certain costs related to the acquisition by $12 million. The effect of the revision increased acquisition-related liabilities by $12 million, deferred tax assets by approximately $4.4 million and goodwill by approximately $7.6 million. During 1997, the Company reviewed the adequacy of its reserve associated with the NAD acquisition and concluded that the costs of integrating NAD would be higher than originally anticipated, principally due to employee related costs. As a result, in 1997 the Company increased the acquisition reserve by reclassifying $3.4 million from the restructuring reserve (see note 3). Management believes that the recorded acquisition reserve at December 27, 1997 is sufficient to cover all remaining costs associated with the integration of NAD.


(3)      RESTRUCTURING, TERMINATION CHARGES AND IMPAIRMENT OF LONG-LIVED ASSETS

         In conjunction with the NAD acquisition, the Company incurred restructuring costs of approximately $0.7 million in 1995 primarily relating to costs incurred to consolidate and integrate certain functions and operations. In 1996, as a result of a study to analyze, among other things, ways to integrate the NAD operations, improve customer service, reduce operating costs and increase existing warehouse capacity, the Company adopted a plan, which was approved by its Board of Directors, to consolidate and integrate its corporate and network operations, including the closing of 19 distribution facilities under lease agreements and 11 owned distribution facilities. As a result, in the first quarter of 1996, the Company accrued restructuring charges of $10.9 million, primarily related to the termination of the existing facility leases and employee related costs. The Company began the integration of some of these facilities, including communications to its employees and its customers in 1996. During 1997, the Company undertook a thorough evaluation of each specific facility's return on investment and alternative uses. As a result, the Company now intends to close 10 distribution facilities currently leased and 9 distribution facilities currently owned. The Company expects to complete the plan in stages through the year 2002. During 1997 and 1996, the Company paid in the aggregate $1.7 million and $2.8 million, respectively, in costs primarily related to facility leases and relocation costs. In addition, during 1997 the Company reclassified $3.4 million to acquisition related liabilities, which had no impact on 1997 operating results. As of December 27, 1997, the Company had approximately $3.0 million of accrued unpaid restructuring charges. Management believes that the remaining accrued restructuring charges, which consist primarily of costs associated with the termination of existing facility leases, are adequate to complete its plans.

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

(4)      PROPERTY AND EQUIPMENT

         Property and equipment and related depreciable lives were as follows (in thousands):



                                  December 27,  December 28,      Depreciable
                                      1997          1996             Lives
                                    -------       -------       ---------------

Land                                $ 3,662       $ 3,636              --
Buildings and improvements           17,092        16,413       15 to 40 years
Warehouse and transportation
    equipment                        25,592        24,465       3 to 10 years
Computer software                     7,391         4,262       1 1/2 to 5 years
Leasehold improvements                8,966         4,384       3 to 13 years
Office equipment                      8,209         7,261       3 to 7 years
Projects in progress                 18,456        11,760              --
                                    -------       -------
                                     89,368        72,181
Less accumulated depreciation
    and amortization                 29,407        22,544
                                    -------       -------
Property and equipment, net         $59,961       $49,637
                                    =======       =======

(5)      INTANGIBLE ASSETS

         Intangible assets consisted of the following (in thousands):


                                                    December 27,      December 28,
                                                        1997               1996
                                                    -----------       -----------
Goodwill                                               $41,298           $41,298
Identifiable intangibles                                 3,870             3,870
                                                       -------           -------
                                                        45,168            45,168
Less accumulated amortization                            5,285             3,732
                                                       -------           -------
Intangible assets, net                                 $39,883           $41,436
                                                       =======           =======

                                 PROSOURCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995


(6)      LONG-TERM DEBT

         Long-term debt consisted of the following loan agreements with banks (in thousands):


                                                               December 27,    December 28,
                                                                   1997            1996
                                                               ------------    -----------

$150 million accounts receivable securitization facility,
         due March 14, 2002                                      $125,000       $     --
$75 million revolving credit facility, due March 14, 2002          49,200             --
$210 million revolving credit facility, retired and repaid
         March 14, 1997                                                --         84,834
$15 million term-loan facility, retired and repaid
         March 14, 1997                                                --         12,750
$15 million term-loan facility, retired and repaid
         March 14, 1997                                                --         15,000
                                                                 --------       --------
         Total long-term debt                                     174,200        112,584
Less current portion                                                   --          1,500
                                                                 --------       --------
         Long-term debt, less current portion                    $174,200       $111,084
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

                                 PROSOURCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

(8)      INCOME TAXES

         The income tax benefit (provision) before extraordinary items and cumulative effect of a change in accounting principle for fiscal years 1997, 1996 and 1995, respectively, consisted of the following (in thousands):


                                                          1997            1996           1995
                                                        -------        --------        -------
Current taxes:
     Federal                                            $  (582)       $    937        $(1,236)
     State                                                 (545)             (9)          (408)
                                                        -------        --------        -------
         Total current taxes                             (1,127)            928         (1,644)
                                                        -------        --------        -------

Deferred taxes, excluding other components:
      Federal                                             1,170          11,449          1,126
      State                                                 404           3,217            264
                                                        -------        --------        -------
         Total deferred taxes, excluding
           other components                               1,574          14,666          1,390
                                                        -------        --------        -------

Other:
      Alternative minimum tax-credit
          (utilization) carryforwards                        38            (184)           666
      Utilization of operating-loss carryforwards            --              --           (497)
                                                        -------        --------        -------
         Total other                                         38            (184)           169
                                                        -------        --------        -------

Income tax benefit (provision)                          $   485        $ 15,410        $   (85)
                                                        =======        ========        =======

         The following table summarizes the differences between the Company's effective income tax rate and the statutory Federal income tax rate for fiscal years 1997, 1996 and 1995:


                                                       1997           1996           1995
                                                      ------         ------         ------
Statutory federal income tax rate                       34.0%          34.0%          34.0%
Increase (decrease) resulting from:
      State income taxes (net of federal taxes)          5.0            5.2          (16.9)
      Goodwill amortization                             (0.7)          (0.3)         (10.9)
      Other                                             (5.4)          (0.7)         (18.4)
                                                      ------         ------         ------
                                                        32.9%          38.2%         (12.2)%
                                                      ======         ======         ======

                                 PROSOURCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

(8)      INCOME TAXES (CONTINUED)


         The tax effects of each type of temporary difference that gave rise to the Company's deferred tax assets and deferred tax liabilities at December 27, 1997 and December 28, 1996 are as follows (in thousands):


                                                                    1997            1996
                                                                 --------        --------
Deferred tax assets:
     Acquisition-related expenses                                $  1,262        $  3,567
     Accounts receivable, principally due to allowance for
         doubtful accounts                                          2,011           1,222
     Property, plant and equipment, principally due to
         differences in depreciation                                1,063           1,935
     Self-insurance reserves                                        3,355           3,493
     Impairment of long-lived assets                                3,231           4,036
     Restructuring and contract-termination charges                 3,224           8,121
     Benefit of federal and state net operating-loss
         carryforwards                                             23,933           5,797
     Other                                                          2,682           2,025
                                                                 --------        --------
         Total deferred tax assets                                 40,761          30,196
     Less valuation allowance                                          --              --
                                                                 --------        --------
         Total deferred tax assets, net                          $ 40,761        $ 30,196
                                                                 ========        ========

Deferred tax liabilities:
     Computer software                                           $ (3,225)       $ (1,811)
     Acquisition-related liabilities                               (1,138)           (803)
     Other                                                           (406)           (568)
                                                                 --------        --------

         Total deferred tax liabilities                            (4,769)         (3,182)
                                                                 --------        --------

         Net deferred tax assets                                 $ 35,992        $ 27,014
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

         (b)      DEFINED-BENEFIT PENSION PLANS

                  In conjunction with the changes to the ProSource Retirement Advantage Plan in 1997, the Company terminated all three noncontributory defined-benefit pension plans covering substantially all employees except those covered by multiemployer pension plans under collective-bargaining agreements. The Company settled all pension obligations related to these terminated plans in 1997 through (i) the purchase of annuities, (ii) lump-sum payments, or (iii) the transfer of plan benefits into the ProSource Retirement Advantage Plan, at the participant's discretion. In 1997, the Company recognized no gain or loss associated with the termination of these defined-benefit pension plans. At December 27, 1997, the Company's remaining accrual of $9,000 combined with excess plan assets of approximately $46,000 are expected to cover any remaining costs relating to the termination of these plans.

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

                                 PROSOURCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

(10)     STOCKHOLDERS' EQUITY (CONTINUED)

         A summary of the status of the Company's three option plans for the years ended December 27, 1997, December 28, 1996, and December 30, 1995 is as follows:


                                             Weighted                    Weighted                     Weighted
                                             Average                     Average                       Average
                              1997           Exercise       1996         Exercise        1995         Exercise
                             Shares           Price        Shares         Price         Shares          Price
                             ------           -----        ------         -----         ------          -----
Options outstanding -
   beginning                 706,450        $  12.10      327,700        $  10.16      237,450        $  10.22
Options granted               26,500           10.53      388,750           13.69      101,750           10.00
Options exercised                 --              --         (125)          10.00           --              --
Options canceled             (93,300)          11.91       (9,875)          10.00      (11,500)          10.00
                            --------        --------     --------        --------     --------        --------
Options outstanding -
   ending                    639,650        $  12.06      706,450        $  12.10      327,700        $  10.16
                            ========        ========     ========        ========     ========        ========
Options exercisable -
   year-end                  176,449        $  11.86       78,401        $  10.13       41,500        $  10.12
                            ========        ========     ========        ========     ========        ========

         The following table summarizes information about stock options outstanding at December 27, 1997:


                          Options Outstanding                           Options Exercisable
--------------------------------------------------------------    ----------------------------


                 Number         Weighted Avg.                       Number
    Exercise   Outstanding        Remaining      Weighted Avg.    Exercisable    Weighted Avg.
     Prices    at 12/27/97    Contractual Life  Exercise Price    at 12/27/97   Exercise Price
     ------    -----------    ----------------  --------------    -----------   --------------

 $    5.25       10,500            9 years        $    5.25              --       $    5.25
     10.00      262,100            3 years            10.00          87,034           10.00
     11.00       33,050            3 years            11.00           9,915           11.00
     14.00      334,000            9 years            14.00          79,500           14.00
                -------            -------          -------         -------       ---------

  Totals        639,650            6 years         $  12.06         176,449       $   11.86
                =======            =======         ========         =======       =========

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


                                                             1997               1996               1995
                                                             ----               ----               ----

Pro forma net loss                                     $   (13,943)       $   (23,817)       $    (1,587)

Pro forma net loss per share - basic and diluted       $     (1.49)       $     (4.10)       $     (0.35)


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

         Sales to Arby's restaurants (primarily franchisee-owned) accounted for 10% of Company sales in fiscal years 1996 and 1995. No other customer or restaurant concept accounted for more than 10% of the Company's sales in fiscal years 1997, 1996 or 1995. The Company periodically performs credit evaluations on its customers' financial condition and generally does not require collateral.

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

(14)     NET LOSS PER SHARE

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

         The following were outstanding during fiscal 1997, but were excluded from the computation of diluted net loss per common share for fiscal 1997.


                                    Related Number of              Conversion
                                    Common Stock Shares            Price per Share   Expiration
                                    -------------------            ---------------   ----------

Options - 1995 Option Plan          288,650 shares - Class B       $10.00 or $11.00  December 2000
Options - 1996 Option Plan          340,500 shares - Class B       $   14.00         November 2006 to January 2007
Options - 1997 Directors Plan       10,500 shares - Class A        $    5.25         April 2007
Stock Warrants                      283,425 shares - Class B       $   12.35         March 2000
$0.5 million convertible
   subordinated note                25,000 shares - Class A        $   20.00         November 1999

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

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROSOURCE, INC.

             Date:  April 30, 1998       By: /s/ David R. Parker
                                             -------------------
                                             David R. Parker
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)