Form 10-Q
period 1998-03-28
PROSOURCE INC
filed 1998-05-12
CIK 946763

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 28, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                         Commission File Number 0-21677

                                 PROSOURCE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                 65-0335019
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

                  1500 San Remo Avenue, Coral Gables, FL 33146
               (Address of principal executive offices) (Zip Code)

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

                CLASS                          OUTSTANDING AT MAY 11, 1998

Class A Common Stock, $.01 par value                      3,557,655 shares
Class B Common Stock, $.01 par value                      5,856,756 shares

                                 PROSOURCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 28, 1998
                                      INDEX

                                                                                                                   PAGE
                                                                                                                  NUMBER

PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements (Unaudited):

                           Consolidated Balance Sheets - March 28, 1998 and December 27, 1997......................3

                           Consolidated Statements of Operations - For the periods ended March 28, 1998 and
                           March 29, 1997..........................................................................4

                           Consolidated Statements of Comprehensive Loss -
                           For the periods ended March 28, 1998 and March 29, 1997................................5

                           Consolidated Statements of Cash Flows - For the periods ended  March 28, 1998 and
                           March 29, 1997.........................................................................6

                           Notes to Consolidated Financial Statements.............................................7

         Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................13

         Item 5.  Other Information..............................................................................13

         Item 6.  Exhibits and Reports on Form 8-K...............................................................13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PROSOURCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   MARCH 28,        DECEMBER 27,
                                                                     1998              1997
                                                                   ---------        -----------
                                                                  (UNAUDITED)              *
                                     ASSETS
Current assets:
         Cash and cash equivalents                                 $  12,137        $  12,501
         Accounts receivable, net                                    217,534          222,247
         Inventories                                                 152,488          160,621
         Deferred income taxes, net                                    7,498            7,190
         Prepaid expenses and other current assets                     8,001            8,434
                                                                   ---------        ---------
                  Total current assets                               397,658          410,993

Property and equipment, net                                           66,506           59,961
Intangible assets, net                                                39,495           39,883
Deferred income taxes, net                                            30,036           28,802
Other assets                                                           8,243            8,462
                                                                   ---------        ---------
                  Total assets                                     $ 541,938        $ 548,101
                                                                   =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                          $ 261,680        $ 277,953
         Accrued liabilities                                          26,863           27,012
                                                                   ---------        ---------
                  Total current liabilities                          288,543          304,965

Long-term debt                                                       185,300          174,200
Other noncurrent liabilities                                           5,093            4,521
                                                                   ---------        ---------
                  Total liabilities                                  478,936          483,686
                                                                   ---------        ---------

Commitments and contingencies

Stockholders' equity:
         Preferred Stock, $.01 par value                                --               --
         Class A common stock, $.01 par value                             36               35
         Class B common stock, $.01 par value                             58               58
         Additional paid-in capital                                  105,127          104,934
         Accumulated deficit                                         (42,216)         (40,580)
         Accumulated other comprehensive loss                             (3)             (32)
                                                                   ---------        ---------
                  Total stockholders' equity                          63,002           64,415
                                                                   ---------        ---------

                  Total liabilities and stockholders' equity       $ 541,938        $ 548,101
                                                                   =========        =========

* Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                     ------------------------------
                                                       MARCH 28,          MARCH 29,
                                                         1998               1997
                                                     ------------------------------
Net sales                                            $   989,764        $ 1,017,062
Cost of sales                                            911,564            936,404
                                                     -----------        -----------
     Gross profit                                         78,200             80,658

Operating expenses                                        77,978             78,098
                                                     -----------        -----------

     Income from operations                                  222              2,560

Interest expense, net                                     (3,377)            (2,115)
                                                     -----------        -----------
     (Loss) income before income taxes
         and extraordinary charge                         (3,155)               445

Income tax benefit (provision)                             1,519               (197)
                                                     -----------        -----------

     (Loss) income before extraordinary
         charge                                           (1,636)               248
Extraordinary charge, net of income
     tax benefit of $4,073 in 1997                          --               (6,262)
                                                     -----------        -----------
     Net loss                                        $    (1,636)       $    (6,014)
                                                     ===========        ===========



NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
     (Loss) income before extraordinary
        charge                                       $     (0.18)       $      0.03
     Extraordinary charge, net                              --                (0.67)
                                                     -----------        -----------
     Net loss per common share                       $     (0.18)       $     (0.64)
                                                     ===========        ===========

     Weighted average number of
        shares outstanding: basic                      9,349,924          9,337,519

     Weighted average number of
         shares outstanding: diluted                   9,349,924          9,417,137



          See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                           THIRTEEN WEEKS ENDED
                                        -------------------------
                                        MARCH 28,       MARCH 29,
                                           1998           1997
                                        -------------------------
Net loss                                 $(1,636)       $(6,014)

Other comprehensive income (loss):

     Foreign-currency translation
      adjustments                             29            (20)
                                         -------        -------

Comprehensive loss                       $(1,607)       $(6,034)
                                         =======        =======


          See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     THIRTEEN WEEKS ENDED
                                                                                  ---------------------------
                                                                                   MARCH 28,        MARCH 29,
                                                                                     1998             1997
                                                                                  ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $  (1,636)       $  (6,014)
     Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
         Depreciation and amortization                                                3,014            2,958
         Bad debt expense                                                               453              380
         Loss on early retirement of debt                                              --             10,335
         Deferred income tax benefit                                                 (1,542)          (3,889)
         Changes in operating assets and liabilities:
            Decrease in accounts receivable                                           4,260            6,053
            Decrease (increase) in inventories                                        8,133           (4,649)
            Decrease (increase) in prepaid expenses and other assets                    445           (1,228)
            (Decrease) increase in accounts payable                                 (16,273)           5,816
            Increase (decrease) in accrued and other noncurrent liabilities             617           (7,034)
                                                                                  ---------        ---------
                  Net cash (used in) provided by operating activities                (2,529)           2,728
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (8,964)          (6,553)
                                                                                  ---------        ---------
         Net cash used in investing activities                                       (8,964)          (6,553)
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on long-term debt                                                   133,300          282,517
     Repayments of long-term debt                                                  (122,200)        (266,101)
     Fees incurred in conjunction with long-term debt                                  --             (4,181)
     Payments to acquire and retire treasury stock                                     --               (510)
                                                                                  ---------        ---------
         Net cash provided by financing activities                                   11,100           11,725
                                                                                  ---------        ---------

Effect of exchange rate changes on cash                                                  29              (20)
                                                                                  ---------        ---------
         Net (decrease) increase in cash and cash equivalents                          (364)           7,880
Cash and cash equivalents at beginning of period                                     12,501            2,763
                                                                                  ---------        ---------
Cash and cash equivalents at end of period                                        $  12,137        $  10,643
                                                                                  =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

         Interest                                                                 $   3,527        $   2,640
         Income taxes, net of refunds                                             $     123        $     207


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In January 1998, the Company issued 30,336 Class A common shares to employees under the 1997 Employee Stock Purchase Plan at $6.035 per share in exchange for accrued compensation totaling $184.

For the period ended March 28, 1998, the Company recognized $10 of compensation expense associated with the Directors Stock Option Plan.



          See accompanying notes to consolidated financial statements.

                                 PROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the ProSource Inc. (the "Company") Annual Report on Form 10-K/A for the fiscal year ending December 27, 1997.

     The Company operates on a 52- to 53-week accounting year ending on the last Saturday of each calendar year. Operating results for the thirteen weeks ended March 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 1998 due, in part, to seasonal fluctuations in the Company's business, the potential addition or loss of customers, and changes in economic conditions.

     Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

(2) EXTRAORDINARY CHARGE

     In March, 1997, the Company entered into two five-year loan agreements aggregating $225 million with a group of financial institutions to replace its previous credit facility. In connection with this early retirement of long-term debt, the Company recorded a pre-tax extraordinary charge of $10.3 million ($6.3 million net of taxes) in the first quarter of fiscal 1997. This charge reflected the write-off of deferred financing costs of $6.3 million, prepayment penalties of $2.7 million and $1.3 million in costs associated with the termination of interest-rate protection agreements.

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of fiscal 1998 and has reflected the components of its comprehensive loss in the accompanying consolidated statements of comprehensive loss.

      In June 1997, the FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. The Company plans to adopt this statement in the fourth quarter of fiscal 1998 and does not believe the adoption will materially impact the Company's results of operations, cash flows or financial position.

(4) CONTINGENCIES

      The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Management believes that the outcome of such cases will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

                                 PROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)   NET LOSS PER COMMON SHARE

      For all periods presented in the accompanying consolidated statements of operations, there are no reconciling items to the numerator of the basic and diluted net loss per common share computations. For the period ended March 28, 1998, all stock options and other potential common shares were excluded from the calculation of diluted loss per share, since they would produce anti-dilutive results. As a result, there are no reconciling items to the denominator of the basic and diluted loss per share computations for the period ended March 28, 1998.

      The following table sets forth the reconciliation of the denominator of the basic and diluted net loss per common share computation for the period ended March 29, 1997:


                  Denominator for basic net loss
                    per common share -
                      Weighted average shares                    9,337,519

                  Effect of dilutive securities:
                    Employee stock options                          69,654
                    Stock warrants                                   9,964
                                                                 ---------
                  Dilutive potential common shares                  79,618
                                                                 ---------
                  Denominator for diluted net
                    loss per common share -
                      adjusted weighted average
                      shares and assumed conversions             9,417,137
                                                                 =========

      The following were outstanding as of March 28, 1998, but excluded from the computation of diluted net loss per common share for the period ended March 28, 1998.

                                 Related Number of                  Conversion
                                 Common Shares                      Price per Share     Expiration
                                 -------------                      ---------------     ----------
 Options - 1995 Option Plan      295,150 shares - Class B           $10.00 or $11.00    December 2000
 Options - 1996 Option Plan      334,000 shares - Class B           $14.00              November 2006 and January 2007
 Options - 1997 Directors Plan    10,500 shares - Class A           $ 5.25              April 2007
 Stock Warrants                  283,425 shares - Class B           $12.35              March 2000
 $0.5 million convertible         25,000 shares - Class A
    subordinated note                                               $20.00              November 1999

                                 PROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6)   MERGER

      On January 29, 1998, the Company signed a definitive merger agreement with AmeriServe Food Distribution, Inc. ("AmeriServe"). Under the terms of the agreement, AmeriServe has agreed to pay $15.00 in cash for each outstanding share of the Company's common stock. In addition, under the agreement, all outstanding options will be accelerated and option holders will receive $15.00 less the applicable exercise price for each share issuable upon exercise of the options. AmeriServe has indicated that it intends to refinance all of the Company's outstanding debt.

      The merger is subject to regulatory approvals and other customary conditions to closing. The Federal Trade Commission has informed the Company that the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired. Onex Corporation and certain of its affiliates, which own approximately 61% of the Company's outstanding stock, representing approximately 85% of the voting power, have committed to vote in favor of the merger, which will assure the necessary shareholder approval. The special shareholder meeting to vote on the merger is scheduled for May 20, 1998 and the merger is expected to close by the end of May 1998.

                                 PROSOURCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 28, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      In the following comparisons of the results of operations, the thirteen week periods ended March 28, 1998 and March 29, 1997 are referred to as 1998 and 1997, respectively.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales.

                                              Thirteen  Weeks Ended
                                             March 28,      March 27,
                                               1998           1997
                                             --------       --------
Net sales                                     100.00%        100.00%
Cost of sales                                  92.10          92.07
                                              ------         ------
     Gross profit                               7.90           7.93

Operating expenses                              7.88           7.68
                                              ------         ------
     Income from operations                     0.02           0.25

Interest expense, net                          (0.34)         (0.21)
                                              ------         ------
     Loss (income) before income taxes
          and extraordinary charge             (0.32)          0.04
Income tax benefit (provision)                  0.15          (0.02)
                                              ------         ------
     Loss (income) before extraordinary
          charge                               (0.17)          0.02
Extraordinary charge, net                       --            (0.62)
                                              ------         ------
     Net loss                                  (0.17)%        (0.60)%
                                              ======         ======

THIRTEEN WEEKS ENDED MARCH 28, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 1997

     Net sales declined 2.7% to 989.8 million in 1998 from $1,017.1 million in 1997. The decrease is primarily attributed to the Company's decision to terminate its distribution contract with ARCOP, the purchasing cooperative for Arby's restaurants, effective April 1, 1997. In 1997, sales to Arby's restaurants (primarily franchisee-owned) accounted for approximately 9.7% of the Company's sales. The Company has been able to offset the full impact of this termination by increasing its sales to its current customer base, through increased sales to existing restaurants and increasing the number of restaurants served, and by adding new customers, such as Lone Star Steakhouse & Saloon, Inc. (owner/franchisor of Lone Star Steakhouse Restaurants), which the Company began servicing on March 18, 1998.

     The Company's gross profit decreased by 3.0% to $78.2 million in 1998 from $80.7 million in 1997. The gross profit percentage remained constant at 7.9%. The reduction in gross profit dollars is due to the reduced sales caused by the Arby's contract termination, discussed previously.

     Operating expenses decreased slightly by 0.2% to $78.0 million in 1998 from $78.1 million in 1997. However, as a percentage of net sales, operating expenses increased to 7.9% in 1998 from 7.7% in 1997 due primarily to the impact that certain fixed costs have on a lower sales volume.

                                 PROSOURCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 28, 1998


     The Company reported income from operations totaling $0.2 million in 1998 compared to $2.6 million in 1997. This decrease is due to a combination of lower gross profit dollars earned on a lower sales volume and certain fixed operating expenses.

     Net interest expense increased by $1.3 million to $3.4 million in 1998 from $2.1 million in 1997. This increase is due primarily to increased borrowings from the Company's credit facilities required to finance the Company's operations, including capital expenditures. See "Liquidity and Capital Resources".

     The Company recognized an income tax benefit in 1998 of $1.5 million compared to a provision for income taxes of $0.2 million in 1997. The effective income tax rates for 1998 and 1997 were 48.1% and 44.3%, respectively. The higher rate for 1998 is based on the projected pre-tax results for fiscal 1998 which are lower (on an absolute dollar basis) than the pre-tax results originally projected for fiscal 1997. Since permanent differences have remained approximately the same, this causes the effective tax rate to increase.

     In 1997, the Company recognized an extraordinary charge of $10.3 million ($6.3 million net of taxes) associated with the early retirement of its previous credit facility. This charge includes the write-off of deferred financing costs ($6.3 million), prepayment penalties ($2.7 million) and costs associated with the termination of interest-rate protection agreements ($1.3 million).

     Overall, the Company reported a loss in 1998 of $1.7 million, $0.18 per share, compared to a loss of $6.0 million, $0.64 per share, in 1997. The improvement in 1998 is due to the non-recurring extraordinary charge recognized in 1997, discussed previously.

     Restaurants owned or franchised by Burger King Corporation collectively accounted for 44.9% and 40.2% of the Company's sales in 1998 and 1997, respectively. In addition, sales to Darden Restaurants, Inc. (owner of Red Lobster and Olive Garden restaurants) accounted for 23.2% and 22.8% of the Company's sales in 1998 and 1997, respectively. No other customer or restaurant concept accounted for more than 10% of the Company's sales in 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its liquidity needs through cash provided by operations, normal vendor trade-credit terms, operating leases and borrowings under its credit facilities. The Company used net cash of $2.5 million for its operating activities in 1998. The Company generated net cash from operating activities of $2.7 million in 1997. Cash flow in 1998 was negatively impacted primarily by a reduction in accounts payable.

     Cash used for capital expenditures was $9.0 million in 1998, primarily for distribution facilities and equipment ($5.7 million) and computer system upgrades ($3.3 million). In 1997, the Company used $6.6 million for capital expenditures, primarily for distribution facilities and equipment ($4.2 million) and computer system upgrades ($1.8 million). The Company anticipates capital expenditures of approximately $19.0 million for fiscal year 1998; however, there can be no assurance that capital expenditures will not exceed such amount.

     The Company's credit facilities consist of two five-year loan agreements aggregating $225 million with a group of financial institutions, a $150 million accounts receivable securitization facility and a $75 million revolving-credit facility. The facilities bear interest based on either the prime rate or LIBOR plus an additional spread based on certain financial ratios and mature on March 14, 2002. The Company is

                                 PROSOURCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 28, 1998

required to comply with various covenants, and borrowings are subject to calculations based on accounts receivable and inventory. These agreements are secured by liens on substantially all of the Company's assets and contain various restrictions on, among other things, the Company's ability to pay dividends and dispose of assets. ProSource Receivables Corporation ("PRC"), a subsidiary of ProSource Services Corporation, the Company's principal operating subsidiary ("PSC"), is the legal borrower for the accounts receivable securitization facility. Pursuant to the terms of the accounts receivable securitization facility PSC sells, on an ongoing basis and without recourse, an undivided interest in a designated pool of trade accounts receivable to PRC. In order to maintain the designated balance in the pool of accounts receivable sold, PSC is obligated to sell undivided interests in new receivables as existing receivables are collected. PSC has retained substantially the same credit risk as if the receivables had not been sold. PSC, as agent for PRC, retains collection and administrative responsibilities on the receivables sold to PRC. The creditors for this facility have security interests in PRC's assets (consisting primarily of accounts receivable purchased from PSC) and are entitled to be satisfied by such assets prior to equity holders.

     The Company borrowed a net of $11.1 million in 1998 under its credit facilities to fund its operating and investing activities. In 1997, the Company borrowed a net of $16.4 million under its credit facilities to fund its investing and other financing activities and to increase its cash and cash equivalents. The Company paid approximately $4.2 million in 1997 for fees associated with the early extinguishment of its previous credit facility and for loan fees on its new credit facilities, which closed in March 1997. Approximately $0.5 million was paid in 1997 to acquire and retire treasury stock.

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

IMPACT OF FLUCTUATION IN PRODUCT COST AND INFLATION

     A significant portion of the restaurants served by the Company purchase products from the Company based on product cost plus a negotiated fixed dollar amount per unit of measure. As a result, the Company's gross margin percentage may be positively or negatively impacted as the product cost per unit of measure decreases or increases, respectively. Moreover, inflation in operating expenses without corresponding productivity improvements can have a negative effect on the Company's operating results as operating expenses increase while gross profit remains constant.

INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000

     Since 1995, the Company has been actively engaged in a program to replace and/or upgrade its significant transaction processing systems. This effort was initiated to effect the integration of acquired businesses. As a result of this program, the Company believes that it will be Year 2000 compliant on all of its significant applications by the end of 1998. The Company has engaged a firm to conduct an outside review to ensure the Company's entire enterprise compliance readiness. Until this review is complete, however, there can be no assurance that significant efforts will not be required to ensure Year 2000 compliance, including with respect to its customer and vendor relationships. For the period ended March 28, 1998, the Company expensed approximately $0.1 million associated with Year 2000 remediation efforts.

                                 PROSOURCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 28, 1998

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Management believes that the outcome of such cases will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

ITEM 5.  OTHER INFORMATION

         Forward Looking Statements

         This quarterly report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Such forward-looking statements include, among other things, statements regarding sources of growth, the potential impact of pending litigation and Year 2000 compliance and anticipated capital expenditures and working capital needs. Actual outcomes may be affected by unexpected developments impacting the Company and the restaurant industry such as adverse situations affecting the largest chains serviced by the Company or a decision by a major customer to revoke its approval of the Company as a distributor, and other developments such as unforeseen costs and expenses or changes in economic conditions, including inflation. Also, the Company is in a highly competitive business and is in the process of implementing a strategic plan intended to expand its business and improve its cost structure. There can be no assurance that in its highly competitive business environment, the Company will achieve the planned growth and cost savings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1 Financial Data Schedule

         (b) Reports on Form 8-K

         On February 2, 1998, the Company filed a Current Report on Form 8-K which included documents attached as exhibits relating to the Agreement and Plan of Merger, dated as of January 29, 1998, by and among the Company, Steamboat Acquisition Corp. and AmeriServe Food Distribution, Inc.

                                 PROSOURCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 28, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PROSOURCE, INC.



Date: May 11, 1998                 /s/   William F. Evans
                                   ----------------------------------------
                                         William F. Evans
                                         Executive Vice President, Chief
                                         Financial Officer



Date: May 11, 1998                 /s/   Norberto Garcia
                                   ----------------------------------------
                                         Norberto Garcia
                                         Controller